Form 10-Q
period 1999-03-31
USINTERNETWORKING INC
filed 1999-05-24
CIK 1076732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
    1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number 25737

                            USINTERNETWORKING, INC.

                  DELAWARE                             52-2078325
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

                    ONE USI PLAZA, ANNAPOLIS, MD 21401-7478
                   (Address of principal executive officers)
                                   (Zip Code)

                                 (410) 897-4400
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

              Shares outstanding of the Registrant's common stock

             Class                 Outstanding at May 24, 1999
 Common Stock, $.001 par value             39,768,276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                            USINTERNETWORKING, INC.

                                                                                                              PAGE
                                                                                                            ---------
Part I.  Financial Information

  Item 1.     CONSOLIDATED FINANCIAL STATEMENTS OF USINTERNETWORKING, INC.
              Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999 (unaudited)..........          3
              Consolidated Statements of Operations for the period January 14,                                      4
                1998 (date of inception) through March 31, 1998 (unaudited) and for the three months ended March 31, 1999 (unaudited).....................................
              Consolidated Statements of Stockholders' Equity (Deficit) for the                                     5
                period January 14, 1998 (date of inception) through December 31, 1998 and for the three months ended March 31, 1999 (unaudited).................................
              Consolidated Statements of Cash Flows for the period January 14,                                      6
                1998 (date of inception) through March 31, 1998 (unaudited)
                and for the three months ended March 31, 1999 (unaudited).................................
              Notes to the Consolidated Financial Statements..............................................          7

              CONSOLIDATED FINANCIAL STATEMENTS OF I.I.T HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)
              Consolidated Statement of Operations for the three months ended March 31, 1998                       13
                (unaudited)...............................................................................
              Consolidated Statement of Cash Flows for the three months ended March 31, 1998                       14
                (unaudited)...............................................................................
              Note to the Consolidated Financial Statements...............................................         15

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......         16
  Item 3.     Quantitative and Qualitative Disclosure of Market Risk......................................         30

Part II.  Other Information

  Item 1.     Legal Proceedings...........................................................................         30
  Item 2.     Changes In Securities.......................................................................         31
  Item 4.     Submission of Matters to a Vote of Security Holders.........................................         31
  Item 6.     Exhibits and Reports on Form 8-K............................................................         31

Signatures..

PART I.  FINANCIAL INFORMATION

                            USINTERNETWORKING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                           MARCH 31,
                                                                           DECEMBER 31,     MARCH 31,        1999
                                                                               1998           1999         PRO FORMA
                                                                           -------------  -------------  -------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $  43,802,465  $  15,509,538  $ 149,366,538
  Restricted cash........................................................        581,712        581,712        581,712
  Accounts receivable, less allowance of $142,000 in 1998 and 1999.......      2,882,119      4,196,689      4,196,689
  Prepaid expenses and other current assets..............................      2,436,247      2,393,737      2,393,737
                                                                           -------------  -------------  -------------
Total current assets.....................................................     49,702,543     22,681,676    156,538,676

Deferred IMAP costs......................................................       --            1,158,998      1,158,998
Software licenses, net of accumulated amortization of $789,941 in 1999...      9,596,760      8,974,719      8,974,719
Property and equipment, net of accumulated depreciation of $1,567,885 and
  $3,340,750 in 1998 and 1999, respectively..............................     21,640,145     28,132,376     28,132,376
Goodwill, net of accumulated amortization of $1,611,763 and $2,952,763 in
  1998 and 1999, respectively............................................     25,137,296     23,749,546     23,749,546
Other assets.............................................................        439,734        427,024        427,024
                                                                           -------------  -------------  -------------
Total assets.............................................................  $ 106,516,478  $  85,124,339  $ 218,981,339
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................................  $   6,571,767  $   8,973,605  $   8,973,605
  Accrued compensation...................................................      4,870,690      4,603,647      4,603,647
  Other accrued expenses.................................................      1,569,570      1,060,240      1,060,240
  Deferred revenue.......................................................         51,247        472,529        472,529
  Due to former shareholders of acquired businesses......................     10,826,735      2,326,735      2,326,735
  Current portion of capital lease obligations...........................      1,503,947      1,579,472      1,579,472
  Current portion of long-term debt......................................      1,757,588      4,837,080      4,837,080
  Dividends payable......................................................       --            3,406,854      3,406,854
                                                                           -------------  -------------  -------------
Total current liabilities................................................     27,151,544     27,260,162     27,260,162

Short-term obligations expected to be refinanced.........................      5,282,450       --             --
Capital lease obligations, less current portion..........................      3,427,254      3,164,268      3,164,268
Long-term debt, less current portion.....................................      5,231,794     10,337,868     10,337,868
Dividends payable........................................................      1,503,004       --             --
                                                                           -------------  -------------  -------------
Total liabilities........................................................     42,596,046     40,762,298     40,762,298

Series B Convertible Redeemable Preferred Stock, $.01 par value, 115,000 shares authorized, 59,279 shares issued and outstanding in 1998 and
  1999, none pro forma; $62,242,500 aggregate liquidation preference.....     62,242,500     62,242,500       --

Common stock subject to repurchase, 1,343,750 shares issued and
  outstanding in 1998 and 1999, none pro forma...........................      4,145,000     28,218,750       --

Commitments and contingent liabilities...................................       --             --             --

Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, $.01 par value, 110,000 shares authorized, 55,000 shares issued and outstanding in 1998 and 1999,
    none pro forma; $33,000,000 aggregate liquidation preference.........            550            550       --
  Common stock, $.001 par value, 75,000,000 shares authorized, 625,000 shares issued and outstanding in 1998 and 1999, 39,768,276 shares
    issued pro forma.....................................................            625            625         39,768
  Additional paid-in capital.............................................     29,985,069      4,043,898    228,956,739
  Unearned compensation..................................................       --             --             (633,184)
  Accumulated deficit....................................................    (32,453,312)   (50,144,282)   (50,144,282)
                                                                           -------------  -------------  -------------
  Total stockholders' equity (deficit)...................................     (2,467,068)   (46,099,209)   178,219,041
                                                                           -------------  -------------  -------------

Total liabilities and stockholders' equity (deficit).....................  $ 106,516,478  $  85,124,339  $ 218,981,339
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE PERIOD
                                                                              FROM JANUARY 14,
                                                                                1998 (DATE OF
                                                                                 INCEPTION)        THREE MONTHS
                                                                              THROUGH MARCH 31,   ENDED MARCH 31,
                                                                                    1998               1999
                                                                              -----------------  -----------------
                                                                                          (UNAUDITED)
Revenue:
  IMAP revenue..............................................................   $     --           $     1,203,127
  Professional IT services revenue..........................................         --                 3,188,979
                                                                              -----------------  -----------------
Total revenue...............................................................         --                 4,392,106
Costs and expenses:
  Direct IMAP costs.........................................................         --                 1,625,002
  Network and data center costs.............................................         --                 2,420,079
  Professional IT services costs............................................         --                 2,049,006
  Selling, general and administrative.......................................           138,288         11,608,743
  Non-cash stock compensation expense.......................................         --                   135,681
  Depreciation and amortization.............................................         --                 3,933,625
                                                                              -----------------  -----------------
Total costs and expenses....................................................           138,288         21,772,136
                                                                              -----------------  -----------------
Operating loss..............................................................          (138,288)       (17,380,030)
Other income (expense):
  Interest income...........................................................               845            258,447
  Interest expense..........................................................              (789)          (569,387)
                                                                              -----------------  -----------------
                                                                                            56           (310,940)
                                                                              -----------------  -----------------

Net loss....................................................................          (138,232)       (17,690,970)
Dividends accrued on Series A and Series B Convertible Preferred Stock......         --                (1,903,850)
Accretion of common stock subject to repurchase to fair value...............         --               (23,938,069)
Accretion of Series B Convertible Redeemable Preferred Stock to fair
  value.....................................................................         --                   (99,252)
                                                                              -----------------  -----------------
Net loss attributable to common stockholders................................   $      (138,232)   $   (43,632,141)
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
Basic and diluted loss per common share attributable to common
  stockholders..............................................................   $         (0.22)   $        (69.81)
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    SERIES A CONVERTIBLE
                                                                                      PREFERRED STOCK            COMMON STOCK
                                                                                  ------------------------  ----------------------
                                                                                   SHARES      PAR VALUE     SHARES     PAR VALUE
                                                                                  ---------  -------------  ---------  -----------
Balance at January 14, 1998.....................................................         --    $      --           --   $      --
  Issuance of common stock to founder upon inception............................         --           --      625,000         625
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 for cash.....     38,333          383           --          --
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 in exchange
    for $1,000,000 note.........................................................      1,667           17           --          --
  Issuance of Series A Convertible Preferred Stock on June 22, 1998 for cash....      6,167           62           --          --
  Issuance of Series A Convertible Preferred Stock on July 2, 1998 for cash.....      5,833           58           --          --
  Issuance of Series A Convertible Preferred Stock on July 30, 1998 for cash....      3,000           30           --          --
  Transaction costs associated with the issuance of Series A Convertible
    Preferred Stock.............................................................         --           --           --          --
  Issuance of warrants to purchase 50,000 shares of common stock associated with
    the acquisition of IIT on September 8, 1998.................................         --           --           --          --
  Issuance of warrants to purchase 974,450 shares of common stock in connection
    with $9,095,000 of debt on September 7, 1998................................         --           --           --          --
  Issuance of warrants to purchase 74,404 shares of common stock in connection
    with a $5,000,000 financing commitment on September 22, 1998................         --           --           --          --
  Issuance of warrants to purchase 971 shares of Series B Convertible Redeemable
    Preferred Stock in connection with a $10,000,000 financing commitment on
    September 30, 1998..........................................................         --           --           --          --
  Issuance of warrants to purchase 62,500 shares of common stock associated with
    the acquisition of ACR on October 2, 1998...................................         --           --           --          --
  Issuance of warrants to purchase 17,857 shares of common stock in connection
    with a $2,000,000 financing commitment on December 18, 1998.................         --           --           --          --
  Dividends accrued on Series A Convertible Preferred Stock.....................         --           --           --          --
  Accretion of common stock subject to repurchase to fair value.................         --           --           --          --
  Accretion of Series B Convertible Redeemable Preferred Stock to fair value....         --           --           --          --
  Net loss for the period January 14, 1998 through December 31, 1998............         --           --           --          --
                                                                                  ---------        -----    ---------  -----------
Balance at December 31, 1998....................................................     55,000          550      625,000         625
                                                                                  ---------        -----    ---------  -----------
  Dividends accrued on Series A and Series B Convertible Preferred Stock........         --           --           --          --
  Accretion of common stock subject to repurchase to fair value.................         --           --           --          --
  Accretion of Series B Convertible Redeemable Preferred Stock to fair value....         --           --           --          --
  Net loss for the period January 1, 1999 through March 31, 1999................         --           --           --          --
                                                                                  ---------        -----    ---------  -----------
Balance at March 31, 1999 (unaudited)...........................................     55,000    $     550      625,000   $     625
                                                                                  ---------        -----    ---------  -----------
                                                                                  ---------        -----    ---------  -----------

                                                                                                               TOTAL
                                                                                  ADDITIONAL                STOCKHOLDERS'

                                                                                   PAID-IN    ACCUMULATED      EQUITY
                                                                                   CAPITAL      DEFICIT      (DEFICIT)
                                                                                  ----------  ------------  ------------
Balance at January 14, 1998.....................................................  $       --   $       --    $       --
  Issuance of common stock to founder upon inception............................       4,375           --         5,000
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 for cash.....  22,999,617           --    23,000,000
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 in exchange
    for $1,000,000 note.........................................................     999,983           --     1,000,000
  Issuance of Series A Convertible Preferred Stock on June 22, 1998 for cash....   3,699,938           --     3,700,000
  Issuance of Series A Convertible Preferred Stock on July 2, 1998 for cash.....   3,499,942           --     3,500,000
  Issuance of Series A Convertible Preferred Stock on July 30, 1998 for cash....   1,799,970           --     1,800,000
  Transaction costs associated with the issuance of Series A Convertible
    Preferred Stock.............................................................    (205,225)          --      (205,225)
  Issuance of warrants to purchase 50,000 shares of common stock associated with
    the acquisition of IIT on September 8, 1998.................................      40,000           --        40,000
  Issuance of warrants to purchase 974,450 shares of common stock in connection
    with $9,095,000 of debt on September 7, 1998................................   1,948,930           --     1,948,930
  Issuance of warrants to purchase 74,404 shares of common stock in connection
    with a $5,000,000 financing commitment on September 22, 1998................     148,810           --       148,810
  Issuance of warrants to purchase 971 shares of Series B Convertible Redeemable
    Preferred Stock in connection with a $10,000,000 financing commitment on
    September 30, 1998..........................................................     606,875           --       606,875
  Issuance of warrants to purchase 62,500 shares of common stock associated with
    the acquisition of ACR on October 2, 1998...................................      50,000           --        50,000
  Issuance of warrants to purchase 17,857 shares of common stock in connection
    with a $2,000,000 financing commitment on December 18, 1998.................      35,714           --        35,714
  Dividends accrued on Series A Convertible Preferred Stock.....................  (1,503,004)                (1,503,004)
  Accretion of common stock subject to repurchase to fair value.................  (3,903,865)                (3,903,865)
  Accretion of Series B Convertible Redeemable Preferred Stock to fair value....    (236,991)                  (236,991)
  Net loss for the period January 14, 1998 through December 31, 1998............              (32,453,312)  (32,453,312)
                                                                                  ----------  ------------  ------------
Balance at December 31, 1998....................................................  29,985,069  (32,453,312)   (2,467,068)
                                                                                  ----------  ------------  ------------
  Dividends accrued on Series A and Series B Convertible Preferred Stock........  (1,903,850)          --    (1,903,850)
  Accretion of common stock subject to repurchase to fair value.................  (23,938,069)          --  (23,938,069)
  Accretion of Series B Convertible Redeemable Preferred Stock to fair value....     (99,252)          --       (99,252)
  Net loss for the period January 1, 1999 through March 31, 1999................          --  (17,690,970)  (17,690,970)
                                                                                  ----------  ------------  ------------
Balance at March 31, 1999 (unaudited)...........................................  $4,043,898  ($50,144,282) ($46,099,209)

                                                                                  ----------  ------------  ------------
                                                                                  ----------  ------------  ------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE PERIOD
                                                                    FROM JANUARY
                                                                   14, 1998 (DATE  THREE MONTHS
                                                                   OF INCEPTION)      ENDED
                                                                   THROUGH MARCH    MARCH 31,
                                                                      31, 1998         1999
                                                                   --------------  ------------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES
Net loss.........................................................   $   (138,232)  ($17,690,970)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation...................................................        --          2,592,625
  Amortization...................................................        --          1,341,000
  Non-cash stock compensation expense related to the issuance of
    common stock.................................................        --            135,681
  Non-cash interest expense......................................        --             62,974
  Changes in operating assets and liabilities:
    Accounts receivable..........................................        --         (1,314,570)
    Prepaid expenses and other current assets....................        --             42,510
    Deferred IMAP costs..........................................        --         (1,158,998)
    Accounts payable.............................................         47,747     2,401,838
    Accrued compensation.........................................        --           (267,043)
    Accrued expenses and other current liabilities...............        --            (88,048)
                                                                   --------------  ------------
Net cash used in operating activities............................        (90,485)  (13,943,001)

INVESTING ACTIVITIES
Purchases of property and equipment..............................       (282,385)   (8,302,152)
Change in other assets...........................................       (104,835)       59,460
                                                                   --------------  ------------
Net cash used in investing activities............................       (387,220)   (8,242,692)

FINANCING ACTIVITIES
Proceeds from loan from officer, subsequently converted into
  Series A Convertible Preferred Stock...........................        586,352        --
Proceeds (expenses) from issuance of Series B Convertible
  Redeemable Preferred Stock.....................................        --            (99,252)
Proceeds from issuance of long-term debt.........................        107,872     3,337,600
Payment to former shareholders of acquired businesses............        --         (8,500,000)
Payments on long-term debt.......................................        --           (497,458)
Payments on capital lease obligations............................        --           (348,124)
                                                                   --------------  ------------
Net cash provided by (used in) financing activities..............        694,224    (6,107,234)
                                                                   --------------  ------------
Net increase (decrease) in cash..................................        216,519   (28,292,927)
Cash and cash equivalents at beginning...........................        --         43,802,465
                                                                   --------------  ------------
Cash and cash equivalents at end of period.......................   $    216,519    $15,509,538
                                                                   --------------  ------------
                                                                   --------------  ------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements for the period from January 14, 1998 (date of inception) through December 31, 1998 included in the Company's registration statement on Form S-1, File No. 333-70717, effective April 8, 1999, as amended (the "Registration Statement").

2. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per common share:

HISTORICAL:

                                                                             FOR THE PERIOD
                                                                                  FROM
                                                                            JANUARY 14, 1998
                                                                                (DATE OF
                                                                           INCEPTION) THROUGH  THREE MONTHS ENDED
                                                                             MARCH 31, 1998      MARCH 31, 1999
                                                                           ------------------  -------------------
Numerator:
  Net loss...............................................................    $     (138,232)     $   (17,690,970)
  Dividends on Series A Convertible Preferred Stock......................          --                 (1,903,850)
  Accretion of common stock subject to repurchase to fair value..........          --                (23,938,069)
  Accretion of Series B Convertible Redeemable Preferred Stock to fair
    value................................................................          --                    (99,252)
                                                                           ------------------  -------------------
                                                                             $     (138,232)     $   (43,632,141)
                                                                           ------------------  -------------------
                                                                           ------------------  -------------------
Denominator:
  Weighted-average number of shares of common stock outstanding and not
    subject to repurchase during the period..............................           625,000              625,000
                                                                           ------------------  -------------------
Basic and diluted loss per common share..................................    $        (0.22)     $        (69.81)
                                                                           ------------------  -------------------
                                                                           ------------------  -------------------

    Basic loss per share is based upon the average number of shares of common stock outstanding during the periods. The computation excludes 1,343,750 shares of common stock subject to repurchase at December 31, 1998 and March 31, 1999.

    Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of common stock subject to repurchase, convertible preferred stocks, stock options and warrants.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           MARCH 31, 1999 (UNAUDITED)

2. LOSS PER SHARE (CONTINUED)
SUPPLEMENTAL PRO FORMA:

    Pro forma basic and diluted loss per common share attributable to common stockholders is presented to disclose the effect on loss per share of the assumed conversion of securities which converted into common stock upon the closing of the initial public offering in April 1999 and the lapse upon closing of the initial public offering of the Company's repurchase obligation with respect to 1,343,750 shares of common stock held by officers. For purposes of the pro forma computation, the convertible securities are assumed to have been converted or modified on the issuance date.

    The following table summarizes the computations of supplemental pro forma basic and diluted loss per share presented in the accompanying consolidated statements of operations:

                                                                             FOR THE PERIOD
                                                                            JANUARY 14, 1998
                                                                                (DATE OF
                                                                               INCEPTION)
                                                                                 THROUGH       THREE MONTHS ENDED
                                                                             MARCH 31, 1998      MARCH 31, 1999
                                                                            -----------------  -------------------
Numerator:
  Net loss................................................................   $      (138,232)    $   (17,690,970)
                                                                            -----------------  -------------------
                                                                            -----------------  -------------------
Denominator:
  Shares used in historical calculation...................................           625,000             625,000
  Add:
    Pro forma effect of lapse of repurchase obligation for common stock
      subject to repurchase...............................................         1,343,750           1,343,750
    Pro forma conversion of Series A Convertible Preferred Stock..........         --                 12,374,994
    Pro forma conversion of Series B Convertible Redeemable Preferred
      Stock...............................................................         --                 18,524,532
                                                                            -----------------  -------------------
    Denominator for pro forma loss per share..............................         1,968,750          32,868,276
                                                                            -----------------  -------------------
                                                                            -----------------  -------------------
Supplemental pro forma basic and diluted loss per common share............   $         (0.07)    $         (0.54)
                                                                            -----------------  -------------------
                                                                            -----------------  -------------------

3. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1998           1999
                                                                                     -------------  -------------
Note payable to a bank due June 30, 2001 and bearing interest at 9.0% per annum.
  The note is payable in monthly installments of principal and interest of $6,644 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the real property purchased with the proceeds and with a $79,929
  letter of credit pledged as additional security..................................  $     639,517  $     634,424

Note payable to a bank due July 21, 2001 and bearing interest at 9.0% per annum.
  The note is payable in monthly installments of principal and interest of $2,249 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the property purchased with the proceeds and with a $26,984 letter of
  credit pledged as additional security............................................        217,689        215,994

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           MARCH 31, 1999 (UNAUDITED)

3. LONG-TERM DEBT (CONTINUED)

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1998           1999
                                                                                     -------------  -------------
Notes payable due on August 1, 2001 and bearing interest at 13.0% per annum. The notes are payable in monthly installments of principal and interest of $77,429 and are collateralized by certain furniture, fixtures, equipment and software
  purchased by the Company.........................................................  $   2,081,563  $   1,915,685

Note payable due on September 1, 2001 and bearing interest at 13.0% per annum. The note is payable in monthly installments of principal and interest of $4,868 and is collateralized by certain furniture, fixtures, equipment and software
  purchased by the Company.........................................................        134,519        124,165

Note payable due on October 1, 2001 and bearing interest at 17.1% per annum. The note is payable in monthly installments of principal and interest of $158,000 with all unpaid principal and interest due at maturity. This note is
  collateralized by certain software licenses purchased by the Company.............      4,501,175      4,216,913

Notes payable due on February 1, 2002 and bearing interest at 15.0% per annum. The note is payable in monthly installments of principal and interest ranging from
  $35,730 to $40,348 and is collateralized by certain furniture, fixtures,
  equipment and software purchased by the Company..................................       --            2,096,517

Note payable due on October 1, 2002 and bearing interest at 13.6% per annum. The note is payable in monthly installments of principal and interest of $58,522 and is collateralized by certain furniture, fixtures and equipment purchased by
  Company..........................................................................       --            2,020,327

Note payable due on April 1, 2002 and bearing interest at 17.1% per annum. The note is payable in monthly installments of principal and interest of $78,650 and is collateralized by certain furniture, fixtures, equipment and software purchased
  by the Company...................................................................       --            2,355,877

Note payable due on January 1, 2002 and bearing interest at 11.9% per annum. The note is payable in monthly installments of principal and interest of $209,028 and
  is collateralized by certain software licenses purchased by the Company..........       --            2,121,271

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           MARCH 31, 1999 (UNAUDITED)

3. LONG-TERM DEBT (CONTINUED)

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1998           1999
                                                                                     -------------  -------------
Notes payable due between February 28, 2003 and March 11, 2004 and bearing interest at rates ranging from 8.25% to 9.99% per annum. The notes are payable in monthly installments of principal and interest ranging from $542 to $1,274 and are
  secured by automobiles purchased with the proceeds...............................  $     107,630  $     103,512
                                                                                     -------------  -------------
Total..............................................................................      7,682,093     15,804,685
Less: current portion..............................................................      1,757,588      4,837,080
Less: discounts....................................................................        692,711        629,737
                                                                                     -------------  -------------
                                                                                     $   5,231,794  $  10,337,868
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Aggregate maturities of long-term debt at March 31, 1999 are as follows:

April 1, 1999 through December 31, 1999........................................  $3,132,985
2000...........................................................................   4,897,474
2001...........................................................................   6,231,540
2002...........................................................................   1,523,209
2003 and thereafter............................................................      19,477
                                                                                 ----------
Total..........................................................................  $15,804,685
                                                                                 ----------
                                                                                 ----------

    At March 31, 1999, the fair value of long-term debt approximates its carrying value.

4. SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED

    At December 31, 1998, the Company had outstanding current liabilities for the purchase of fixed assets of $7,500,000, for which the Company had outstanding commitments to finance on a long-term basis. The Company executed the financings in early 1999, and therefore classified at December 31, 1998 $5,282,450, or the portion of the $7,500,000 financing that is due after 1999, as long-term. The remaining $2,217,550, which is due in 1999, is included in accounts payable at December 31, 1998. These obligations bear interest at rates from 9% to 17% per annum, and will mature in varying installments through January 2002. The balance sheet at March 31, 1999 includes these amounts in long-term debt.

5. BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

    The Company is organized into two business units. The Company's IMAP division provides an Internet-based network which enables clients to use leading business software applications without the burden of owning or managing the underlying technology. These services are delivered to customers through a network of Enterprise Data Centers located in Maryland, California, Amsterdam and Tokyo. The Professional IT Services division provides focused software implementation services on a traditional time and materials basis.

    The Company's reportable segments are business units that offer distinct services. The segments have different customer bases and delivery channels.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           MARCH 31, 1999 (UNAUDITED)

5. BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)
    The Company in 1998 evaluated the performance of its segments based primarily on operating profit before depreciation, amortization and interest. In 1999, the Company modified its definition of segment profit to also exclude selling, general and administrative expenses. The Company does not prepare information regarding segment assets. The accounting policies used by the reportable segments are the same as those used by the Company as described in
Note 1 to the December 31, 1998 consolidated financial statements.

    The following tables set forth information on the Company's reportable segments. The 1998 information has been restated for the change in definition of segment profit.

                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 1999
                                                                   ----------------------------------------------
                                                                                    PROFESSIONAL
                                                                                         IT
                                                                        IMAP          SERVICES      CONSOLIDATED
                                                                   --------------  --------------  --------------
Revenues.........................................................  $    1,203,127   $  3,188,979   $    4,392,106
Segment operating (loss) profit..................................      (2,841,954)     1,139,973       (1,701,981)

    A reconciliation of segment operating loss to net loss during the periods presented is as follows:

                                                                              FOR THE PERIOD
                                                                             JANUARY 14, 1998
                                                                                 (DATE OF
                                                                                INCEPTION)        THREE MONTHS
                                                                             THROUGH MARCH 31,        ENDED
                                                                                   1998          MARCH 31, 1999
                                                                             -----------------  -----------------
Segment operating loss for all segments....................................   $     --           $    (1,701,981)
Selling, general and administrative........................................          (138,288)       (11,608,743)
Non-cash stock compensation expense........................................         --                  (135,681)
Depreciation and amortization..............................................         --                (3,933,625)
Interest income............................................................               845            258,447
Interest expense...........................................................              (789)          (569,387)
                                                                             -----------------  -----------------
Net loss...................................................................   $      (138,232)   $   (17,690,970)
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------

6. PRO FORMA BALANCE SHEET AND SUBSEQUENT EVENTS

    In April 1999 the Company completed an initial public offering of 6,900,000 shares of common stock which resulted in net proceeds of approximately $133,857,000, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the offering, the Series A Preferred Stock and Series B Preferred Stock automatically converted into 30,899,526 shares of common stock, and the common stock subject to repurchase no longer became mandatorily redeemable by the Company upon the occurrence of certain events.

    In February 1999, the Company's Board of Directors approved an 8 for 1 reverse stock split of common stock, options and warrants which became effective on April 8, 1999. Accordingly, all share and per share data including stock option, warrant and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           MARCH 31, 1999 (UNAUDITED)

6. PRO FORMA BALANCE SHEET AND SUBSEQUENT EVENTS (CONTINUED)
    The following table summarizes the pro forma effects of the April 1999 initial public offering on the Company's consolidated financial position had the initial public offering closed on March 31, 1999:

                                                                                                       PRO
                                                                    HISTORICAL                        FORMA
                                                                    MARCH 31,      ADJUSTMENTS      MARCH 31,
                                                                       1999          FOR IPO           1999
                                                                  --------------  --------------  --------------
                             ASSETS
Current assets:
  Cash and cash equivalents.....................................  $   15,509,538  $  133,857,000  $  149,366,538
  Other current assets..........................................       7,172,138        --             7,172,138
                                                                  --------------  --------------  --------------
Total current assets............................................      22,681,676     133,857,000     156,538,676
Property and equipment, net.....................................      28,132,376        --            28,132,376
Other noncurrent assets.........................................      34,310,287        --            34,310,287
                                                                  --------------  --------------  --------------
Total assets....................................................  $   85,124,339  $  133,857,000  $  218,981,339
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.........................  $   14,637,492  $     --        $   14,637,492
  Other current liabilities.....................................      12,622,670        --            12,622,670
                                                                  --------------  --------------  --------------
Total current liabilities.......................................      27,260,162        --            27,260,162
Other noncurrent liabilities....................................      13,502,136        --            13,502,136
Series B Preferred Stock........................................      62,242,500     (62,242,500)       --
Common stock subject to repurchase..............................      28,218,750     (28,218,750)       --
Stockholders' equity (deficit):
  Series A Preferred Stock......................................             550            (550)       --
  Common stock..................................................             625          39,143          39,768
  Additional paid-in capital....................................       4,043,898     224,912,841     228,956,739
  Unearned compensation.........................................        --              (633,184)       (633,184)
  Accumulated deficit...........................................     (50,144,282)       --           (50,144,282)
                                                                  --------------  --------------  --------------
Total stockholders' equity (deficit)............................     (46,099,209)    133,857,000     178,219,041
                                                                  --------------  --------------  --------------
Total liabilities and stockholders' equity (deficit)............  $   85,124,339  $  133,857,000  $  218,981,339
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

    Further, in April 1999, the Company purchased an office building for total consideration of $11,750,000. The seller financed $7,500,000 of the purchase price at an interest rate 7.5% per annum, maturing in May 2006.

    In May 1999 the Company granted non-qualified stock options to purchase 561,250 shares of common stock at $6.00 per share. These options vested immediately, but any shares exercised will be subject to the Company's right to repurchase them at the option exercise price upon the termination of employment. The repurchase right will lapse with respect to one-third of the shares purchasable upon exercise of an option in March 2000, and the remainder of the shares purchasable upon exercise of an option will lapse in equal quarterly installments over the subsequent eight calendar quarters.

    The options were granted at an exercise price less than the quoted market value of the Company's common stock at the date of grant. The Company expects to record stock compensation expense of approximately $15.4 million as a result of these option grants that will be recognized ratably over the four-year period that the employees earn the right to retain the shares obtained upon exercise of the stock options without regard to continued employment.

              I.I.T. HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                                MARCH 31, 1998
                                                                                 (UNAUDITED)
                                                                                --------------
Consulting revenue............................................................   $  1,461,778
Cost of revenue...............................................................        623,355
                                                                                --------------
Gross profit..................................................................        838,423

Operating expenses:
  General and administrative..................................................        481,187
  Sales and marketing.........................................................          2,740
  Stock compensation expense..................................................        --
  Depreciation................................................................          1,771
                                                                                --------------
                                                                                      485,698
                                                                                --------------
Income from operations........................................................        352,725
Interest expense..............................................................         (6,162)
                                                                                --------------
Net income....................................................................   $    346,563
                                                                                --------------
                                                                                --------------

                             SEE ACCOMPANYING NOTE.

              I.I.T. HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                                MARCH 31, 1998
                                                                                 (UNAUDITED)
                                                                                --------------
OPERATING ACTIVITIES
Net income....................................................................   $    346,563
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation................................................................          1,771
  Change in assets and liabilities:
    Accounts receivable.......................................................       (154,318)
    Other current assets......................................................        (85,552)
    Accounts payable..........................................................         56,006
    Accrued expenses..........................................................         (8,506)
                                                                                --------------
Net cash provided by operating activities.....................................        155,964

INVESTING ACTIVITIES
Acquisition of equipment and vehicle..........................................        (21,660)
                                                                                --------------
Net cash used in investing activities.........................................        (21,660)

FINANCING ACTIVITIES
Proceeds from note payable to stockholder.....................................         29,431
Bank overdraft................................................................       (157,056)
Repayments of note payable....................................................        (10,036)
                                                                                --------------
Net cash used in financing activities.........................................       (137,661)

Effect of exchange rate changes on cash.......................................         24,209
                                                                                --------------
Net increase in cash and cash equivalents.....................................         20,852
Cash and cash equivalents at beginning of year................................         14,443
                                                                                --------------
Cash and cash equivalents at end of year......................................   $     35,295
                                                                                --------------
                                                                                --------------

                             SEE ACCOMPANYING NOTE.

                     I.I.T. HOLDING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998 (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    I.I.T. Holding, Inc. and subsidiaries was acquired by USINTERNETWORKING, Inc. on September 8, 1998, and is considered a predecessor to USINTERNETWORKING, Inc. For further information, refer to the consolidated financial statements for the period from January 1, 1998 through September 7, 1998 included in USINTERNETWORKING, Inc.'s registration statement on Form S-1, File No. 333-70717, effective April 8, 1999, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND THE CONSOLIDATED FINANCIAL STATEMENTS OF IIT HOLDING INC. AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THE SECTION ENTITLED "RISK FACTORS" BELOW.

OVERVIEW

    I.I.T. Holding, Inc., a predecessor of USI, specializes in systems analysis and design and systems integration solutions. IIT is a provider of PeopleSoft human resource management and financial system implementation. IIT's consulting professionals have expertise in human resource management as well as accounting and financial systems.

    We acquired IIT in September 1998 as a part of our program to develop a new Internet-based service offering. IIT provides implementation capabilities that enable us to provide human resource and financial management functionality as part of our IMAP offerings.

    We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art Internet-based network. Since our inception in January 1998, we have devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months, due primarily to additional start-up costs related to implementation of our services and the continued expansion and enhancement of our network. As of March 31, 1999, we have an accumulated deficit of approximately $50.1 million.

    REVENUE. We currently generate revenue from both traditional IT services and IMAP services. We expect that as IMAP services grow, they will represent an increasing proportion of our revenue. Revenue from IMAP services consists of monthly recurring fees from ongoing services and is recognized ratably as earned over the contract term. Non-refundable client deposits, if any, are recognized as revenue ratably over the contract term. Revenue from the delivery of professional information technology services not included in IMAP solutions is recognized as the services are performed.

    COSTS AND EXPENSES. We incur operating costs and expenses related to the delivery of IMAP services. Costs and expenses include product development, network and data center support, marketing, and selling, general and administrative expenses. Since inception, we have incurred expenses consisting primarily of compensation and benefits, recruiting, occupancy and consulting. We have expensed all start-up costs as incurred.

    We incur up-front costs related to the delivery of IMAP services. Product development costs and the cost to operate our network and data centers are recognized as period costs. Costs related to the acquisition of hardware are capitalized and depreciated over the estimated useful life of the hardware of five years. Costs related to the acquisition of software licenses are capitalized and amortized over either the term of the license agreement, or the term of the individual client contract, depending on the nature of the software license agreement. Amortization is based on current and future revenue from each product and annual amortization will not be less than that computed on a straight-line basis over the remaining useful life. Direct costs related to the integration of software applications for a client on our network are capitalized and amortized over the related contract period.

HISTORICAL RESULTS OF OPERATIONS--USINTERNETWORKING

COMPARISON OF THE PERIOD ENDED MARCH 31, 1999 TO THE PERIOD ENDED MARCH 31, 1998

    REVENUE. For the three months ended March 31, 1999, we generated $1.2 million in IMAP revenue, and $3.2 million in professional IT services revenue. We generated no revenue for the period January 14, 1998, our date of inception, through March 31, 1998 as we were in our development stage.

    GROSS MARGINS, COSTS OF SALES AND EXPENSES. We incurred $4.0 million in the delivery of our IMAP services and $2.0 million in the delivery of our professional IT services during the three months ended March 31, 1999; generating gross margins of (233)% and 35.7%, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 1999, we incurred $11.6 million of selling, general and administrative expenses compared to $138,288 for the period January 14, 1998, our date of inception, through March 31, 1998. The significant increase reflects the costs associated with the continued development and maintenance of our infrastructure required to support our IMAP services during a full quarter of operation in the period ended March 31, 1999, compared to start-up activities during 1998.

    NON-CASH STOCK COMPENSATION EXPENSE. For the three months ended March 31, 1999, we incurred $0.1 million in non-cash compensation expense. This reflects the period's expense in connection with employee stock options issued at an exercise price of $6.00 and an estimated fair market value of $20 per share at the date of grant. There was no non-cash compensation expense for the comparable period in 1998. The Company will record stock compensation expense of approximately $39.9 million through 2003 as a result of 1999 stock option grants.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1999 totaled $3.9 million. Of this amount, $1.3 million represents the amortization of the goodwill recorded upon our acquisitions of ACR and IIT; the remaining $2.6 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. There was no depreciation or amortization expense for the comparable period in 1998.

    INTEREST INCOME AND EXPENSE. For the three months ended March 31, 1999, we incurred $0.6 million in interest expense and generated $0.2 million of interest income. We had minimal interest income and expense during the period ended March 31, 1998.

HISTORICAL RESULTS OF OPERATIONS--PREDECESSOR

COMPARISON OF THE PERIOD ENDED MARCH 31, 1999 OF USI TO THE PERIOD ENDED MARCH
  31, 1998 OF PREDECESSOR

    REVENUE. For the three months ended March 31, 1999, we generated $1.2 million in IMAP revenue, and $3.2 million in professional IT services revenue. For the three months ended March 31, 1998, IIT generated $1.5 million in professional IT services revenue and no IMAP revenue. The increase in professional IT services revenue is attributable to the acquisition of ACR in October 1998, and the inclusion of its professional IT services revenue in the period ended March 31, 1999.

    GROSS MARGINS, COSTS OF SALES AND EXPENSES. We incurred $4.0 million in expenses in the delivery of our IMAP services and $2.0 million in expenses in the delivery of our professional IT services during the three months ended March 31, 1999, generating gross margins of (233)% and 35.7%, respectively. IIT incurred $0.6 million in expenses in the delivery of its professional IT services for the three months ended March 31, 1998, resulting in a gross margin of 57.3%. The significant decrease in the professional IT services gross margin for the period ended March 31, 1999 is attributable to the inclusion of the historically lower margin revenues from ACR and a greater use of subcontractors by IIT to deliver professional IT services in the period ended March 31, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 1999, we incurred $11.6 million of selling, general and administrative expenses compared to IIT's $0.5 million for the period ended March 31, 1998. The significant increase reflects costs associated with the continued development and maintenance of a much larger infrastructure required to support our IMAP services in the period ended March 31, 1999.

    NON-CASH STOCK COMPENSATION EXPENSE. For the three months ended March 31, 1999, we incurred $0.1 million in non-cash compensation expense. IIT had no non-cash stock compensation expense for the three months ended March 31, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1999 totaled $3.9 million. Of this amount, $1.3 million represents the amortization of the goodwill created through our acquisitions of ACR and IIT; the remaining $2.6 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. IIT incurred approximately $10,000 in depreciation expense for the three months ended March 31, 1998.

    INTEREST INCOME AND EXPENSE. For the three months ended March 31, 1999, we incurred $0.6 million in interest expense and generated $0.2 million of interest income. IIT had minimal interest expense and no interest income during the period ended March 31, 1998.

ACQUIRED COMPANIES

    The acquisitions of IIT and ACR were made primarily with cash and were accounted for using the purchase method of accounting. The assets and liabilities of the acquired companies have been recorded at their fair market value as of the acquisition closing date. The excess of the purchase price over the fair market value of the identifiable net assets of IIT and ACR has been accounted for as goodwill, which is being amortized over its estimated useful life of 5 years.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999 we had pro forma cash and cash equivalents of $149.4 million, which includes $133.9 million generated through the sale of 6.9 million shares of common stock in early April 1999. Through December 31, 1998, we had used $20.6 million through operating activities and $37.7 million in investing activities. The principal investing activities were the acquisitions of ACR and IIT for $16.9 million and the purchase of property and equipment totaling $20.1 million. For the three months ended March 31, 1999 we have used $13.9 million in operating activities, $8.2 million in investing activities and $6.1 million in financing activities. Included in financing activities were payments of $8.5 million to the former shareholders of ACR.

    USI has used debt and capital leases to partially finance its capital purchases. As of March 31, 1999, we had obtained commitments for secured financing from several sources including: Cisco System Capital Corporation ($10.0 million), Venture Lending & Leasing II, Inc. ($10.0 million), Transamerica Business Credit Corporation ($5.0 million), Leasing Technologies International, Inc. ($2.0 million) and Hewlett Packard Company ($1.0 million), among others. The total of the secured financing commitments at March 31, 1999 was $33.0 million, of which $23.6 million had been funded. We have continued to seek secured financing, and at April 30, 1999, we had secured commitment letters from several additional sources including Charter Financial, Inc. ($5.0 million), Finova Capital Corporation ($5.0 million), Commercial Finance Corporation ($5.0 million), LINC Capital, Inc. ($3.0 million), and Vision Financial Corporation ($2.0 million). In March 1999, we entered into forward looking commitments for the purchase of software and advertising totaling $22.5 million. The agreement provides for eight minimum payments of $2.5 million to be paid over eight fiscal quarters commencing on March 31, 1999, for the purchase of software licenses. Additionally, the agreement provides for eight quarterly minimum payments of $312,500 commencing in March 1999 for co-marketed advertising campaigns.

    In April 1999 we purchased an office building for $11.75 million. The seller financed $7.5 million of the purchase price, due in May 2006, with interest at 7.5% per annum. We expect to spend $5.0 million in 1999 on improvements to the building, and have arranged financing for $1.5 million of these improvements.

    We believe that these resources, as well as anticipated debt and capital lease financing, will be sufficient to fund our operations for the foreseeable future. As of March 31, 1999 the majority of the base infrastructure required to provide our IMAP services has been purchased. As a result our capital expenditures for the next several years will largely be success-based, consisting of software licenses and hardware required to implement new customers. These new customer contracts are expected to have an average term of three years; however, we anticipate many of our customers will renew their contracts due to the cost and complexity of switching service providers.

    If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain such financing on terms acceptable to us, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE (SOP 98-1). This SOP requires the capitalization of costs to purchase or develop internal-use software, including external direct costs of materials and services, payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. Allocations of overhead to capitalized costs are not permitted. Computer software costs related to research and development are expensed as incurred, as are training and maintenance costs. SOP 98-1 is effective for years beginning after December 15, 1998 and application is prospective. Through December 31, 1998, approximately $1 million of costs related to the implementation of internal use software were expensed. We have adopted SOP 98-1 in the first quarter of 1999, and have capitalized $0.5 million of costs in implementing our internal use software.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES (SOP 98-5). This SOP requires that start-up costs and organizational costs be expensed as incurred. Start-up activities include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for years beginning after December 15, 1998. We currently expense the costs of all start-up and organizational activities.

    YEAR 2000 COMPLIANCE

    YEAR 2000 ISSUE. The Year 2000 issue is a result of computer programs or systems which store or process date-related information using only two digits to represent the year. These programs or systems may not be able to properly distinguish between a year in the 1900's and a year in the 2000's. Failure of these programs or systems to distinguish between the two centuries could cause the programs or systems to yield erroneous results or even to fail.

    STATE OF READINESS. Since its inception in January 1998, USI has been cognizant of the Year 2000 issue. Hardware and software selections, network architecture, and client contract terms have all been designed with the Year 2000 issue in mind.

    We have established a Year 2000 compliance team to carry out a program of testing and remediation on our information technology and non-information-technology systems, for systems used by USI as well as those provided by USI to its clients. The compliance team includes a Year 2000 consulting firm we hired and members from all levels of our management, engineering and operations organization. The compliance team meets as a group on a regular basis and subgroups of the team will meet as needed to address specific issues.

    The compliance team is in the process of carrying out a program consisting of the following phases:

    - inventory of all potentially affected software products and software-related services;

    - analysis of such products and services to identify any areas that require change or replacement;

    - development of appropriate changes or replacements for the identified areas;

    - testing;

    - implementation of the changes or replacements; and

    - contingency planning.

    Because USI is not only a user of software products and software-related services, but also provides software products and software-related services to its clients, the compliance program is addressing both software products and software-related services used by USI and those provided by USI to its clients. While different areas of USI face different Year 2000 problems, USI has given priority to software products and software-related services that it provides to its clients.

    Our compliance team has completed the following tasks under our compliance program.

    - We have conducted in depth discussions with all of our software suppliers. We have received assurances from all our software suppliers that the programs provided to us are in compliance, and we do not believe that any of the software applications provided to our clients requires remediation. Even so, we continue to perform testing on the programs and applications in production.

    - We have inventoried existing hardware and software used in our systems. Our hardware and software purchases were made beginning in March 1998 and no systems were in service before then, excluding systems maintained by the acquired companies. Systems manufactured and released after 1996 are generally believed to be free of Year 2000 compliance problems.

    - Although the companies we recently acquired have been in existence longer than we have and have older systems in place, we concluded, based on Year 2000 assessments performed for the acquired companies, that there are no material exposures related to the hardware or software used by the acquired companies.

    - We are performing Year 2000 and subsequent leap year roll-over tests up to the year 2008 on each of our server platforms. To date, these tests have found only one system to be non-compliant. This system was brought into compliance with an operating system upgrade in October 1998.

    - Our network infrastructure units, like routers and switches, were put through a Year 2000 roll-over test and found to be compliant.

    - We have inventoried our internally developed source code and determined that there is a minimal amount, consisting primarily of custom web scripts and UNIX shell scripts, which require testing.

    The Year 2000 compliance team has the following tasks to complete.

    - Determine if additional analysis, remediation, testing or implementation of new or existing systems, including software developed by the acquired companies, are required.

    - Complete analysis and, if necessary, testing and remediation of warranted consulting services provided by ACR and IIT.

    - Complete implementation of any necessary changes and replacements to software products and software-related services used and provided by USI.

    - Implement procedures to ensure that any future software products and software-related services, as well as enhancements to existing software products and software-related services, are developed in accordance with USI's Year 2000 compliance program. We anticipate that inventory and analysis of our existing systems will be completed by the second quarter of 1999. We anticipate that implementation of any required changes or replacements to existing systems as well as contingency planning for systems identified as having a high risk of non-compliance will be completed by the third quarter of 1999.

    - Design contingency and business continuation plans in the event of the failure of the systems used by USI due to the Year 2000 millennium change.

    COSTS. As of March 31, 1999, USI has incurred $0.3 million in expenses in connection with its Year 2000 compliance program. All expenses relating to Year 2000 compliance to date have been incurred in the normal course of our business, as we have developed our products, network, and implemented specific client applications. The cost of completing the Year 2000 compliance program is expected to be principally in the form of the opportunity costs of employees' time. USI may also need to purchase replacement products or other providers to assist in Year 2000 compliance efforts. Currently, the estimated cost of the Year 2000 compliance program is approximately $0.7 million, which includes internal labor costs, the hiring of the Year 2000 consulting firm and reserves for additional outside consultants and additional hardware and software. We expect that this estimate will be refined as the analysis phase is completed.

    RISKS. Should we fail to solve a Year 2000 compliance problem to one of our systems the result could be a failure or interruption of normal business operations. We believe that, due to the relative newness of our systems and the tasks undertaken and completed by our compliance team, the potential for significant interruptions to normal operations should be minimized. Our primary risks with regard to Year 2000 failures are those which impact our IMAP business.

    The reasonably likely worst-case risks inherent in our business are as follows.

    - If a product or service provided by USI is found to cause damage or injury to a client because of Year 2000 noncompliance, USI could be liable to the client for breach of warranty. USI's client contracts generally limit USI's liability. USI cannot accurately predict what legal claims may be brought against it. In addition, USI cannot predict the outcome of any legal claims. USI has several contracts which make Year 2000 warranties. Some of these contracts make broader warranties than those made by the manufacturers of the software provided. The potential liability arising from some of these warranties is not capped and does not exclude consequential damages.

    - Significant and protracted interruption of electrical power to our data center operations could materially and negatively impact our ability to provide data center operations. To mitigate this risk, we have deployed back-up power systems at our data systems and have the capability to transfer all of the operations of one data center to another. However, electrical power interruptions that impact Internet connectivity providers could adversely impact us because of our reliance upon Internet-based operations for our day-to-day business.

    - Significant and protracted interruption of telecommunications and data network services in any of our data centers could materially and negatively impact our ability to provide data center operations. We have conducted detailed assessments of the components of our telecommunications infrastructure and are working to identify appropriate system testing guidelines. In addition, we have plans to seek additional assurances and a better understanding of the compliance programs of its telecommunications and data circuit providers.

    - The failure of components of our systems used in the data centers could materially and negatively impact our business. However, based on the time period in which the data centers were developed we believe the risk of failure is small. In addition, we have conducted a technical assessment of the current systems and believe them to be compliant.

    - In the course of our business, USI uses software products provided by other companies, and some of USI's products and services interface to other companies' systems. USI has received information from various other third-party providers regarding the Year 2000 readiness of their products and it continues to review such information. USI is also sending requests to other third parties for information regarding the Year 2000 readiness of their products and systems. As USI does not have any control over these third parties, it cannot guarantee that such third-party products and systems will not suffer any adverse effects due to the Year 2000 issue which may result in a material adverse effect on our business.

    - USI has not yet completed its Year 2000 contingency plans. If USI does not complete its contingency plans, its potential Year 2000 liabilities may be increased. The lack of a contingency plan could result in USI responding late or not at all to problems caused by the date changeover at the end of 1999. In addition, any response USI does make may be poorly conceived or executed. However, USI's compliance program includes the development of a contingency plan. The development of the plan is currently underway.

RISK FACTORS

    In addition to the factors discussed in the "Overview", "Liquidity and Capital Resources" and "Year 2000 Compliance" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional factors may affect our future results. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to USINTERNETWORKING, Inc. and its wholly-owned subsidiaries.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
  HISTORY.

    We began operating in January 1998. Our limited operating history makes predicting future results difficult. Since our inception, we have focused on developing our business and only since September 1998 have we begun to contract with customers for our IMAP offerings. Because of our limited operating history and the emerging nature of our markets, our historical financial information is of limited value in projecting our future results. Therefore, it is difficult to evaluate our business and prospects.

OUR HISTORICAL REVENUES WERE DERIVED PRIMARILY FROM SERVICES THAT WE DO NOT EXPECT TO BE THE FOCUS OF
OUR BUSINESS IN THE FUTURE.

    Because our IMAP offerings are at an early stage, we currently derive the majority of our revenue primarily from professional services provided by IIT and ACR. These businesses were acquired on September 1998 and October 1998, respectively, and their services are substantively different than our IMAP offerings. As a result, historical financial information of IIT and ACR does not reflect the results we expect from our core business offering in the future.

WE EXPECT TO CONTINUE TO INCUR LOSSES AND EXPERIENCE NEGATIVE CASH FLOW.

    We expect to have significant operating losses and to record significant net cash outflow before financing in the near term. Our business has not generated sufficient cash flow to fund our operations without resorting to external sources of capital. Starting up our company and building our network required substantial capital and other expenditures. As a result, we reported a net loss of $17.7 million for the first quarter of 1999 and EBITDA of negative $13.3 million for the same period. Further developing our business and expanding our network will require significant additional capital and other expenditures.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH,
  AND WE MAY NOT BE ABLE TO OBTAIN IT ON TERMS ACCEPTABLE TO US OR AT ALL.

    We believe that our existing assets, anticipated debt and capital lease financing and expected revenue growth will be sufficient to fund our operations for the foreseeable future. However, if we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we will need to raise additional capital from equity or debt sources. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

OUR SUCCESS DEPENDS ON THE ACCEPTANCE AND INCREASED USE OF INTERNET-BASED
  BUSINESS SOFTWARE SOLUTIONS, AND WE CANNOT BE SURE THAT THIS WILL HAPPEN.

    Our business model depends on the adoption of Internet-based business software solutions by commercial users. Our business could suffer dramatically if Internet-based solutions are not accepted or not perceived to be effective. The market for Internet services, private network management solutions and widely distributed Internet-enabled packaged application software has only recently begun to develop. It is now evolving rapidly.

    The growth of Internet-based business software solutions could also be limited by:

    - concerns over transaction security and user privacy;

    - inadequate network infrastructure for the entire Internet; and

    - inconsistent performance of the Internet.

    We cannot be certain that this market will become viable or, if it becomes viable, that it will grow.

THE GROWTH IN DEMAND FOR OUTSOURCED BUSINESS SOFTWARE APPLICATIONS BY MIDDLE
  MARKET COMPANIES IS HIGHLY UNCERTAIN.

    Growth in demand for and acceptance of outsourced business software applications, including our IMAP offerings, by middle market companies is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of outsourced solutions. It is possible that these solutions may never achieve market acceptance. If the market for our products does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

OUR BUSINESS STRATEGY MAY NOT EFFECTIVELY ADDRESS OUR MARKET AND WE MAY NEVER
  REALIZE A RETURN ON THE RESOURCES WE HAVE INVESTED TO EXECUTE OUR STRATEGY.

    We have made substantial investments to pursue our strategy. These investments include:

    - building a global network of data centers;

    - allying with particular software providers;

    - investing to develop unique service offerings; and

    - developing implementation resources around specific applications.

    These investments may not be successful. More cost effective strategies may be available to compete in this market. We may have chosen to focus on the wrong application areas or to work with the wrong partners. Potential customers may not value the specific product features in which we have invested. There is no assurance that our strategy will prove successful.

OTHERS MAY SEIZE THE MARKET OPPORTUNITY WE HAVE IDENTIFIED BECAUSE WE MAY NOT
  EFFECTIVELY EXECUTE OUR STRATEGY.

    If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks. In order to be successful, we will need to:

    - build and operate a highly-reliable, complex global network;

    - negotiate effective partnerships and develop economically attractive products;

    - attract and retain IMAP customers;

    - attract and retain highly-skilled employees;

    - integrate acquired companies into our operations;

    - evolve our business to gain advantages in an increasingly competitive environment; and

    - expand our international operations.

    In addition, most of our management team has worked together for less than one year. There can be no assurance that we will be able to successfully execute all elements of our strategy.

FAILURE OF COMPUTER SYSTEMS AND SOFTWARE PRODUCTS TO BE YEAR 2000 COMPLIANT
  COULD INCREASE OUR COSTS, DISRUPT OUR SERVICE AND REDUCE DEMAND FROM OUR CLIENTS.

    We confront the Year 2000 problem in three contexts.

    OUR SERVICES. We sell computer-related services, so our risk of lawsuits relating to Year 2000 issues is likely to be greater than that of companies in some other industries. Because computer products and services may incorporate components from different providers, it may be difficult to determine which component may cause a Year 2000 problem. As a result, we may be subjected to Year 2000-related lawsuits whether or not our products and services are Year 2000 compliant. We have executed contracts which make Year 2000 warranties. Some of these contracts make broader warranties than those made by the manufacturers of the software provided. The potential liability arising from these warranties is not capped. We cannot be certain at this time what the outcomes or impact of any lawsuits may be.

    OUR CUSTOMERS. Many of our customers and potential customers maintain their Internet operations on UNIX-based servers, which may be impacted by Year 2000 complications. The failure of our customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on them, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, customers or potential customers may delay purchasing software and related products, including our IMAP offerings, due to concerns related to the Year 2000 problem.

    OUR SUPPLIERS. Our business could be adversely affected if we cannot obtain products, services or systems that are Year 2000 compliant when we need them. In addition, if vendors and service providers cannot deliver their products because of Year 2000 compliance problems, our business, results of operations and financial condition could be materially adversely affected.

WE PLAN TO EXPAND VERY RAPIDLY, AND MANAGING OUR GROWTH MAY BE DIFFICULT.

    We have rapidly expanded our operations since USI was founded in January 1998. We expect our business to continue to grow both geographically and in terms of the number of products and services we offer. We cannot be sure that we will successfully manage our growth. In order to successfully manage our growth we must:

    - enlarge our network and infrastructure;

    - improve our management, financial and information systems and controls;
      and

    - expand, train and manage our employee base effectively.

    There will be additional demands on our customer service support and sales, marketing and administrative resources as we increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by the start-up nature of our operations. If we cannot manage our growth effectively, our business, financial condition or results of operations could be adversely affected.

OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED
  PERSONNEL.

    We believe that our short- and long-term success depends largely on our ability to attract and retain highly skilled technical, managerial and marketing personnel. We particularly require additional management personnel in the areas of application integration and technical support. Individuals with information technology skills are in short supply and competition for application integration personnel is particularly intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot be sure that we will succeed in attracting and retaining the personnel we need to continue to grow.

WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL WHO WOULD BE DIFFICULT TO
  REPLACE.

    Our success also depends in significant part on the continued services of our key technical, sales and senior management personnel. Losing one or more of our key employees could have a material adverse effect on our business, results of operations and financial condition. We have employment agreements with certain key employees, including Christopher R. McCleary, Stephen E. McManus, Jeffery L. McKnight and Andrew A. Stern, but few other officers or key employees are party to employment agreements.

WE MAY NOT BE ABLE TO DELIVER OUR IMAP SERVICES IF THIRD PARTIES DO NOT PROVIDE
  US WITH KEY COMPONENTS OF OUR INFRASTRUCTURE.

    We depend on other companies to supply key components of our telecommunications infrastructure and system and network management solutions. Any failure to obtain needed products or services in a timely fashion and at an acceptable cost could have a material adverse effect on our business, results of operations and financial condition. Although we lease redundant capacity from multiple suppliers, a disruption in telecommunications capacity could prevent us from maintaining our standard of service. Some of the key components of our system and network are available only from sole or limited sources in the quantities and quality we demand. For example, the hardware we use to support our real-time mirroring and disaster recovery functions is supplied only by EMC Corporation. We buy these components from time to time, do not carry significant inventories of them and have no guaranteed supply arrangements with our vendors.

OUR ABILITY TO PROVIDE OUR IMAP SERVICES DEPENDS ON STRATEGIC RELATIONSHIPS WITH
  SOFTWARE VENDORS THAT WE MAY NOT BE ABLE TO MAINTAIN.

    Our IMAP offerings are central to our business strategy. We obtain software products under license agreements with PeopleSoft USA, Inc.; Siebel Systems Inc.; Sagent Technology, Inc. and BroadVision, Inc. and package them as part of our IMAP solutions. The agreements are for terms ranging from one to three years. All the agreements may be terminated upon a breach of the agreement, subject to cure periods. The agreement with PeopleSoft may be terminated by either party for convenience upon 90 days notice. However, if we terminate the agreement for convenience, we would still be obligated to make the required payments under the agreement. PeopleSoft has, in fact, on one occasion notified us of its intention to terminate the agreement. After significant discussion, the issues in dispute were resolved, our agreement with PeopleSoft was renegotiated and PeopleSoft retracted its notification of its intent to terminate the agreement. However, we cannot be sure that one or more of our agreements with software vendors will not be terminated in the future. If these agreements were to be terminated or not renewed or we otherwise could not continue to use this software, we might have to discontinue products or services or delay or reduce their introduction unless we could find, license and package equivalent technology.

    All but one of our agreements with software vendors are non-exclusive. Our agreement with Siebel gives us exclusivity as the outsource provider of Siebel enterprise relationship management application hosting and rental services for direct customers of Siebel located in North America. Our vendors may choose to compete with us directly or to enter into strategic relationships with our competitors. These relationships may take the form of strategic investments or marketing or other contractual arrangements. Our competitors may also license and utilize the same technology in competition with us. We cannot be sure that the vendors of technology used in our products will continue to support this technology in its current form. Nor can we be sure that we will be able to adapt our own products to changes in this technology. In addition, we cannot be sure that the financial or other difficulties of our vendors will not have a material adverse effect upon the technologies incorporated in our products, or that, if these technologies become unavailable, we will be able to find suitable alternatives.

IF WE CANNOT OBTAIN ADDITIONAL APPLICATION SOFTWARE WE WILL BE UNABLE TO EXPAND
  OR ENHANCE OUR IMAP SERVICE OFFERINGS.

    Our business strategy also depends on obtaining additional application software. We cannot be sure, however, that we will be able to obtain the new or enhanced applications we may need to keep our IMAP solutions competitive. If we cannot obtain these applications and as a result must discontinue, delay or reduce the availability of our IMAP solutions or other products or services, our business, results of operations and financial condition may be materially adversely affected.

DEVELOPING AND EXPANDING OUR OPERATIONS WILL DEPEND, AMONG OTHER THINGS, ON OUR
  MANAGEMENT'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES.

    In September and October of 1998, we acquired IIT and ACR. We cannot be sure that we will be able to continue to successfully integrate the businesses of IIT and ACR into our own, or that these businesses will perform as expected. In addition, we cannot be sure that we will be able to successfully integrate any business acquired in the future into our own. Our failure to successfully integrate an acquired company or its subsequent underperformance could have a material adverse effect on our business, results of operations and financial condition.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS WHICH POSE RISKS TO OUR BUSINESS.

    Our business plan contemplates additional acquisitions which we may or may not undertake. If we do, our risks may increase because:

    - we may pay more than the acquired company is worth;

    - we may not fully understand the business we acquire;

    - we may be entering markets in which we have little or no direct prior experience;

    - our ongoing business may be disrupted and resources and management time diverted; and

    - our accounting for acquisitions could require us to amortize substantial goodwill, adversely affecting our reported results of operations.

    In addition, once we have made an acquisition we will face additional risks:

    - it may be difficult to assimilate acquired operations and personnel;

    - we may not be able to retain the management and other key personnel of the acquired business;

    - we may not be able to maintain uniform standards, controls, procedures and policies; and

    - changing management may impair relationships with an acquired business's employees or customers.

TECHNOLOGY MAY CHANGE FASTER THAN WE CAN UPDATE OUR NETWORK AND TECHNOLOGY.

    The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to enhance existing or develop new products, software and services that meet changing customer needs in a timely and cost-effective way. We cannot be sure, however, that we will do some or all of these things. For example, if software application architecture changes in significant ways, the software for which we have licenses could become obsolete, we may be forced to update our hardware and network configurations or we may be forced to replace our mirroring technology. This may require substantial time and expense, and even then we cannot be sure that we will succeed in adapting our businesses to these and other technological developments.

WE COULD BE HARMED IF OUR SYSTEMS ARE NOT COMPATIBLE WITH OTHER PRODUCTS AND
  SERVICES.

    We believe that our ability to compete successfully also depends on the continued compatibility of our services with products, services and architectures offered by various vendors. Our failure to conform to a prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on our business, results of operations and financial condition. Although we will work with vendors to test new products, we cannot be sure that their products will be compatible with ours or that they will adequately address changing customer needs. Although we currently plan to support emerging standards, we cannot be sure what new industry standards will develop. We also cannot be sure that we will be able to conform to these new standards quickly enough to stay competitive. In addition, we cannot be sure that products, services or technologies developed by others will not make ours noncompetitive or obsolete.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE
  MUCH GREATER RESOURCES.

    Our current and potential competitors include systems integrators, national and regional Internet Service Providers, software and hardware vendors, and global, regional and local telecommunications companies and Regional Bell Operating Companies. Our competitors, which may operate in one or more of these areas, include companies such as GTE Corporation; MCI WorldCom, Inc.; International Business Machines Corporation; Frontier Corporation; CORIO, Inc.; FutureLink Distribution Corp.; Quest Communications International Inc.; PSINet, Inc.; DIGEX, Inc.; Exodus Communications, Inc.; Andersen Consulting; PricewaterhouseCoopers; AT&T Corporation; and Sprint Corporation. Our strategic partners and suppliers could also become competitors either directly or through strategic relationships with other of our competitors. These relationships may take the form of strategic investments or marketing or other contractual arrangements.

    Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

    - more quickly develop and expand their network infrastructures and service offerings;

    - better adapt to new or emerging technologies and changing customer needs;

    - take advantage of acquisitions and other opportunities more readily;

    - negotiate more favorable licensing agreements with software application vendors;

    - devote greater resources to the marketing and sale of their products; and

    - adopt more aggressive pricing policies.

    Some of our competitors may also be able to provide customers with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets. Consolidation could increase price competition and other competitive forces in ways that materially adversely affect our business, results of operations and financial condition. Finally, there are few substantial barriers to entry, and we have no patented technology that would bar competitors from our market.

BECAUSE WE HAVE INTERNATIONAL OPERATIONS, WE FACE ADDITIONAL RISKS RELATED TO
  FOREIGN POLITICAL AND ECONOMIC CONDITIONS.

    We have established Enterprise Data Centers in Europe and Japan as well as operations in Venezuela. We intend to expand further into international markets. We cannot be sure that we will be able to obtain the necessary telecommunications infrastructure in a cost-effective manner or compete effectively in international markets. In addition, there are risks inherent in conducting business internationally. These include:

    - unexpected changes in regulatory requirements;

    - export restrictions;

    - tariffs and other trade barriers;

    - challenges in staffing and managing foreign operations;

    - differing technology standards;

    - employment laws and practices in foreign countries;

    - political instability;

    - fluctuations in currency exchange rates;

    - imposition of currency exchange controls; and

    - potentially adverse tax consequences.

    Any of these could adversely affect our international operations. We cannot be sure that one or more of these factors will not have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO
  DOING BUSINESS ON THE INTERNET AND COULD LIMIT OUR CLIENTS' USE OF THE
  INTERNET.

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. The last session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. For example, Germany, and the European Union have enforced laws and regulations on content distributed over the Internet that are more strict than those currently in place in the United States.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US, EVEN WITHOUT MERIT, COULD
  COST A SIGNIFICANT AMOUNT OF MONEY TO DEFEND AND DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS.

    As the number of software products in our target markets increases and the functionality of these products further overlap, software industry participants may become increasingly subject to infringement claims. Someone may even claim that our technology infringes their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend. They may divert management's attention and resources and could cause service implementation delays. They also could require us to enter into costly royalty or licensing agreements. If successful, a claim of product infringement against us and our inability to license the infringed or similar technology could adversely affect our business.

WE COULD BE REQUIRED TO USE OUR FINANCIAL RESOURCES TO REPURCHASE SHARES OF
  COMMON STOCK FROM U S WEST.

    We could be required to repurchase some of the shares of our capital stock owned by U S WEST for cash. This would require us to divert our resources at a time of rapid growth. If we engage in activities in which U S WEST would be prohibited from engaging and we were considered an affiliate of U S WEST under regulations of the Federal Communications Commission, U S WEST could force us to repurchase the number of shares required to make us no longer an affiliate. We are not presently considered an affiliate of U S WEST under these regulations. Although we believe the possibility of this occurring is remote, repurchasing the shares held by U S WEST could be costly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk principally as a result of changes in interest rates. Through March 31, 1999, we invested our excess cash in cash equivalents. Our long-term debt outstanding at March 31, 1999 requires the payment of interest at fixed rates of interest. As of March 31, 1999, our exposure to reasonably possible near-term changes in interest rates was not significant to our financial position, results of operations, and cash flows.

    Our exposure to interest rate changes subsequent to March 31, 1999 is greater as a result of investing the proceeds of our initial public offering in April 1999 in cash equivalents. At March 31, 1999, our pro forma cash and cash equivalents assuming the completion of the initial public offering at that date is $149.4 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) -- (c) None.

    On April 8, 1999, in connection with USINTERNETWORKING's initial public offering, a Registration Statement on Form S-1 (No. 333-70717) was declared effective by the Securities and Exchange Commission, pursuant to which 6,900,000 shares of USINTERNETWORKING's common stock were offered and sold for the account of USINTERNETWORKING at a price of $21 per share. Generating gross offering proceeds of $144.9 million. The managing underwriters were Credit Suisse First Boston, Bear, Stearns & Co. Inc., BT Alex. Brown and Legg Mason Wood Walker Incorporated. After deducting approximately $10.1 million in underwriting discounts and $.9 million in other related expenses, the net proceeds to USINTERNETWORKING were approximately $133.8 million.

    The net proceeds to USINTERNETWORKING were invested in short-term, investment-grade interest-bearing securities. USINTERNETWORKING used a portion of the net proceeds to pay accrued dividends on its preferred stock. USINTERNETWORKING has no specific plans at this time for the use of the remaining proceeds and expects to use such proceeds for working capital and general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    By written consent effective as of March 22, 1999, holders of the outstanding shares of common stock, Series A Preferred Stock and Series B Preferred Stock (1) approved the Amended and Restated 1998 Stock Option Plan of USINTERNETWORKING; (2) approved two amendments to the Amended and Restated Certificate of Incorporation--the first amendment provided for changes to the terms of the Series A and Series B Preferred Stock to allow for an increase in the number of shares available for issuance under the stock option plan, the second amendment effected an eight into one reverse stock split to be effective immediately prior to the effective date of the registration statement relating to the initial public offering of USINTERNETWORKING's common stock; (3) approved the adoption of the Second Restated Certificate of Incorporation effective upon the closing of the initial public offering and (4) the adoption of the Amended and Restated Bylaws affective upon the closing of the initial public offering.

    All of the holders of common stock; holders of 52,000 shares of Series A Preferred Stock, representing 94.55% of such class; and holders of 54,492.84 shares of Series B Preferred Stock, representing 91.93% of such class consented to such actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.1 Financial Data Schedule

    (b) Reports on Form 8-K.

       None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, USINTERNETWORKING, INC. HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ANNAPOLIS, MARYLAND ON MAY 24, 1999.

                                USINTERNETWORKING, INC.

                                By:       /s/ --CHRISTOPHER R. MCCLEARY--
                                     -----------------------------------------
                                     Christopher R. McCleary
                                     CHAIRMAN OF THE BOARD
                                     AND CHIEF EXECUTIVE OFFICER

                                By:           /s/ --ANDREW A. STERN--
                                     -----------------------------------------
                                     Andrew A. Stern
                                     EXECUTIVE VICE PRESIDENT
                                     AND CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL AND ACCOUNTING
                                     OFFICER)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule (EDGAR version only)