Form 10-Q
period 1999-06-30
USINTERNETWORKING INC
filed 1999-08-13
CIK 1076732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

              Shares outstanding of the Registrant's common stock

             Class                Outstanding at July 31, 1999
 Common Stock, $.001 par value             39,781,875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                            USINTERNETWORKING, INC.

                                                                                                              PAGE
                                                                                                            ---------
Part I.  Financial Information

  Item 1.     CONSOLIDATED FINANCIAL STATEMENTS OF USINTERNETWORKING, INC.
              Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)...........          3
              Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998
                (unaudited) and for the six months ended June 30, 1999 (unaudited) and for the period
                January 14, 1998 (date of inception) through June 30, 1998 (unaudited)....................          4
              Consolidated Statements of Stockholders' Equity (Deficit) for the
                period January 14, 1998 (date of inception) through December 31, 1998
                and for the six months ended June 30, 1999 (unaudited)....................................          5
              Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 1998
                (unaudited) and for the six months ended June 30, 1999 (unaudited) and for the period
                January 14, 1998 (date of inception) through June 30, 1998 (unaudited)....................          6
              Notes to the Consolidated Financial Statements..............................................          7

              CONSOLIDATED FINANCIAL STATEMENTS OF I.I.T HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)
              Consolidated Statements of Operations for the three and six months ended June 30, 1998
                (unaudited)...............................................................................         12
              Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998
                (unaudited)...............................................................................         13
              Note to the Consolidated Financial Statements...............................................         14

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......         15
  Item 3.     Quantitative and Qualitative Disclosure of Market Risk......................................         22

Part II.  Other Information

  Item 1.     Legal Proceedings...........................................................................         22
  Item 2.     Changes In Securities.......................................................................         22
  Item 6.     Exhibits and Reports on Form 8-K............................................................         23

Signatures..

PART I.  FINANCIAL INFORMATION

                            USINTERNETWORKING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,     JUNE 30,
                                                                                             1998           1999
                                                                                         -------------  -------------
                                                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents............................................................  $  43,802,465  $  37,257,760
  Restricted cash......................................................................        581,712        881,712
  Available-for-sale securities........................................................       --           47,847,968
  Accounts receivable, less allowance of $142,000 and $341,012 in 1998 and 1999,
    respectively.......................................................................      2,882,119      7,306,586
  Prepaid expenses and other current assets............................................      2,436,247      5,218,951
                                                                                         -------------  -------------
Total current assets...................................................................     49,702,543     98,512,977

Deferred IMAP costs....................................................................       --            2,996,981
Software licenses, net of accumulated amortization of $1,614,692 in 1999...............      9,596,760     11,926,521
Property and equipment, net of accumulated depreciation of $1,567,885 and $6,086,557 in
  1998 and 1999, respectively..........................................................     21,640,145     67,662,391
Goodwill, net of accumulated amortization of $1,611,763 and $4,293,763 in 1998 and
  1999, respectively...................................................................     25,137,296     23,489,301
Other assets...........................................................................        439,734        402,534
                                                                                         -------------  -------------
Total assets...........................................................................  $ 106,516,478  $ 204,990,705
                                                                                         -------------  -------------
                                                                                         -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.....................................................................  $   6,571,767  $   6,842,612
  Accrued compensation.................................................................      4,870,690      6,327,523
  Other accrued expenses...............................................................      1,569,570      1,754,111
  Deferred revenue.....................................................................         51,247      1,619,351
  Due to former shareholders of acquired businesses....................................     10,826,735       --
  Current portion of capital lease obligations.........................................      1,503,947      2,957,488
  Current portion of long-term debt....................................................      1,757,588      4,975,428
                                                                                         -------------  -------------
Total current liabilities..............................................................     27,151,544     24,476,513

Short-term obligations expected to be refinanced.......................................      5,282,450       --
Capital lease obligations, less current portion........................................      3,427,254      6,763,272
Long-term debt, less current portion...................................................      5,231,794     17,293,890
Dividends payable......................................................................      1,503,004       --
                                                                                         -------------  -------------
Total liabilities......................................................................     42,596,046     48,533,675

Series B Convertible Redeemable Preferred Stock, $.01 par value, 115,000 shares authorized, 59,279 shares issued and outstanding in 1998, none in 1999; $62,242,500
  aggregate liquidation preference.....................................................     62,242,500       --

Common stock subject to repurchase, 1,343,750 shares issued and outstanding in 1998,
  none in 1999.........................................................................      4,145,000       --

Commitments and contingent liabilities.................................................       --             --

Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, $.01 par value, 110,000 shares authorized,
    55,000 shares issued and outstanding in 1998, none in 1999; $33,000,000 aggregate
    liquidation preference.............................................................            550       --
  Common stock, $.001 par value, 75,000,000 shares authorized, 625,000 shares issued
    and outstanding in 1998, 39,709,623 shares outstanding in 1999.....................            625         39,709
  Additional paid-in capital...........................................................     29,985,069    230,739,700
  Accumulated other comprehensive income (loss)........................................       --              (86,533)
  Unearned compensation................................................................       --             (497,503)
  Accumulated deficit..................................................................    (32,453,312)   (73,738,343)
                                                                                         -------------  -------------
  Total stockholders' equity (deficit).................................................     (2,467,068)   156,457,030
                                                                                         -------------  -------------

Total liabilities and stockholders' equity (deficit)...................................  $ 106,516,478  $ 204,990,705
                                                                                         -------------  -------------
                                                                                         -------------  -------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 FOR THE PERIOD
                                                                                                FROM JANUARY 14,
                                                                                                  1998 (DATE OF
                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS       INCEPTION)
                                                 -----------------------------  ENDED JUNE 30,  THROUGH JUNE 30,
                                                      1999           1998            1999             1998
                                                 --------------  -------------  --------------  -----------------
                                                                           (UNAUDITED)
Revenue:
  IMAP revenue.................................  $    3,376,658   $   --        $    4,579,785    $    --
  Professional IT services revenue.............       3,306,328       --             6,495,307         --
                                                 --------------  -------------  --------------  -----------------
Total revenue..................................       6,682,986       --            11,075,092         --
Costs and expenses:
  Direct IMAP costs............................       3,106,671       --             4,731,673         --
  Network and data center costs................       3,439,931       --             5,860,010         --
  Professional IT services costs...............       2,180,541       --             4,229,547         --
  Selling, general and administrative..........      13,674,305     3,086,006       25,283,048        3,224,294
  Non-cash stock compensation expense..........       3,224,557       --             3,360,238         --
  Depreciation and amortization................       4,912,417        37,016        8,846,042           37,016
                                                 --------------  -------------  --------------  -----------------
Total costs and expenses.......................      30,538,422     3,123,022       52,310,558        3,261,310
                                                 --------------  -------------  --------------  -----------------
Operating loss.................................     (23,855,436)   (3,123,022)     (41,235,466)      (3,261,310)
Other income (expense):
  Interest income..............................       1,162,918        99,621        1,421,365          100,466
  Interest expense.............................        (901,543)      (53,056)      (1,470,930)         (53,845)
                                                 --------------  -------------  --------------  -----------------
                                                        261,375        46,565          (49,565)          46,621
                                                 --------------  -------------  --------------  -----------------

Net loss.......................................     (23,594,061)   (3,076,457)     (41,285,031)      (3,214,689)
Dividends accrued on Series A and Series B
  Convertible Preferred Stock..................        (424,300)     (185,262)      (2,328,150)        (185,262)
Accretion of common stock subject to repurchase
  to fair value................................        --            (136,563)     (23,938,069)        (136,563)
Accretion of Series B Convertible Redeemable
  Preferred Stock to fair value................        --             --               (99,252)        --
                                                 --------------  -------------  --------------  -----------------
Net loss attributable to common stockholders...  $  (24,018,361)  $(3,398,282)  $  (67,650,502)   $  (3,536,514)
                                                 --------------  -------------  --------------  -----------------
                                                 --------------  -------------  --------------  -----------------
Basic and diluted loss per common share
  attributable to common stockholders..........  $        (0.66)  $     (5.44)  $        (3.66)   $       (5.66)
                                                 --------------  -------------  --------------  -----------------
                                                 --------------  -------------  --------------  -----------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           SERIES A CONVERTIBLE
                                                                             PREFERRED STOCK            COMMON STOCK
                                                                         ------------------------  ----------------------
                                                                          SHARES      PAR VALUE     SHARES     PAR VALUE
                                                                         ---------  -------------  ---------  -----------
Balance at January 14, 1998............................................         --    $      --           --   $      --
  Issuance of common stock to founder upon inception...................         --           --      625,000         625
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 for
    cash...............................................................     38,333          383           --          --
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 in
    exchange for $1,000,000 note.......................................      1,667           17           --          --
  Issuance of Series A Convertible Preferred Stock on June 22, 1998 for
    cash...............................................................      6,167           62           --          --
  Issuance of Series A Convertible Preferred Stock on July 2, 1998 for
    cash...............................................................      5,833           58           --          --
  Issuance of Series A Convertible Preferred Stock on July 30, 1998 for
    cash...............................................................      3,000           30           --          --
  Transaction costs associated with the issuance of Series A
    Convertible Preferred Stock........................................         --           --           --          --
  Issuance of warrants to purchase 50,000 shares of common stock
    associated with the acquisition of IIT on September 8, 1998........         --           --           --          --
  Issuance of warrants to purchase 974,450 shares of common stock in
    connection with $9,095,000 of debt on September 7, 1998............         --           --           --          --
  Issuance of warrants to purchase 74,404 shares of common stock in connection with a $5,000,000 financing commitment on September 22,
    1998...............................................................         --           --           --          --
  Issuance of warrants to purchase 971 shares of Series B Convertible
    Redeemable Preferred Stock in connection with a $10,000,000
    financing commitment on September 30, 1998.........................         --           --           --          --
  Issuance of warrants to purchase 62,500 shares of common stock
    associated with the acquisition of ACR on October 2, 1998..........         --           --           --          --
  Issuance of warrants to purchase 17,857 shares of common stock in connection with a $2,000,000 financing commitment on December 18,
    1998...............................................................         --           --           --          --
  Dividends accrued on Series A Convertible Preferred Stock............         --           --           --          --
  Accretion of common stock subject to repurchase to fair value........         --           --           --          --
  Accretion of Series B Convertible Redeemable Preferred Stock to fair
    value..............................................................         --           --           --          --
  Net loss for the period January 14, 1998 through December 31, 1998...         --           --           --          --
                                                                         ---------        -----    ---------  -----------
Balance at December 31, 1998...........................................     55,000          550      625,000         625
                                                                         ---------        -----    ---------  -----------
  Dividends accrued on Series A and Series B Convertible Preferred
    Stock..............................................................         --           --           --          --
  Accretion of common stock subject to repurchase to fair value........         --           --           --          --
  Accretion of Series B Convertible Redeemable Preferred Stock to fair
    value..............................................................         --           --           --          --
  Conversion of Series A Convertible Preferred Stock...................    (55,000)        (550)   12,374,994     12,375
  Conversion of Series B Convertible Redeemable Preferred Stock........         --           --    18,524,532     18,524
  Conversion of common stock subject to repurchase.....................         --           --    1,343,750       1,344
  Issuance of common stock upon initial public offering................         --           --    6,900,000       6,900
  Initial public offering issuance costs...............................         --           --           --          --
  Issuance of common stock upon exercise of stock options..............         --           --       66,347          66
  Repurchase of common stock...........................................         --           --     (125,000)       (125)
  Amortization of stock based compensation.............................         --           --           --          --
  Stock compensation expense for issuance of common stock options at
    below fair market value............................................         --           --           --          --
  Comprehensive income:
    Net loss for the period January 1, 1999 through June 30, 1999......         --           --           --          --
    Other comprehensive income--unrealized loss on marketable
      securities.......................................................         --           --           --          --
  Total comprehensive income (loss)....................................         --           --           --          --
                                                                         ---------        -----    ---------  -----------

Balance at June 30, 1999 (unaudited)...................................         --    $      --    39,709,623  $  39,709
                                                                         ---------        -----    ---------  -----------
                                                                         ---------        -----    ---------  -----------

                                                                                         ACCUMULATED
                                                                          ADDITIONAL        OTHER
                                                                           PAID-IN      COMPREHENSIVE     UNEARNED     ACCUMULATED
                                                                           CAPITAL         INCOME       COMPENSATION     DEFICIT
                                                                         ------------  ---------------  -------------  ------------
Balance at January 14, 1998............................................  $         --     $      --       $      --     $       --
  Issuance of common stock to founder upon inception...................         4,375            --              --             --
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 for
    cash...............................................................    22,999,617            --              --             --
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 in
    exchange for $1,000,000 note.......................................       999,983            --              --             --
  Issuance of Series A Convertible Preferred Stock on June 22, 1998 for
    cash...............................................................     3,699,938            --              --             --
  Issuance of Series A Convertible Preferred Stock on July 2, 1998 for
    cash...............................................................     3,499,942            --              --             --
  Issuance of Series A Convertible Preferred Stock on July 30, 1998 for
    cash...............................................................     1,799,970            --              --             --
  Transaction costs associated with the issuance of Series A
    Convertible Preferred Stock........................................      (205,225)           --              --             --
  Issuance of warrants to purchase 50,000 shares of common stock
    associated with the acquisition of IIT on September 8, 1998........        40,000            --              --             --
  Issuance of warrants to purchase 974,450 shares of common stock in
    connection with $9,095,000 of debt on September 7, 1998............     1,948,930            --              --             --
  Issuance of warrants to purchase 74,404 shares of common stock in connection with a $5,000,000 financing commitment on September 22,
    1998...............................................................       148,810            --              --             --
  Issuance of warrants to purchase 971 shares of Series B Convertible
    Redeemable Preferred Stock in connection with a $10,000,000
    financing commitment on September 30, 1998.........................       606,875            --              --             --
  Issuance of warrants to purchase 62,500 shares of common stock
    associated with the acquisition of ACR on October 2, 1998..........        50,000            --              --             --
  Issuance of warrants to purchase 17,857 shares of common stock in connection with a $2,000,000 financing commitment on December 18,
    1998...............................................................        35,714            --              --             --
  Dividends accrued on Series A Convertible Preferred Stock............    (1,503,004)           --              --
  Accretion of common stock subject to repurchase to fair value........    (3,903,865)           --              --
  Accretion of Series B Convertible Redeemable Preferred Stock to fair
    value..............................................................      (236,991)           --              --
  Net loss for the period January 14, 1998 through December 31, 1998...                          --              --    (32,453,312)
                                                                         ------------  ---------------  -------------  ------------
Balance at December 31, 1998...........................................    29,985,069            --              --    (32,453,312)
                                                                         ------------  ---------------  -------------  ------------
  Dividends accrued on Series A and Series B Convertible Preferred
    Stock..............................................................    (2,328,150)           --              --             --
  Accretion of common stock subject to repurchase to fair value........   (23,938,069)           --              --             --
  Accretion of Series B Convertible Redeemable Preferred Stock to fair
    value..............................................................       (99,252)           --              --             --
  Conversion of Series A Convertible Preferred Stock...................       (11,825)           --              --             --
  Conversion of Series B Convertible Redeemable Preferred Stock........    62,223,976            --              --             --
  Conversion of common stock subject to repurchase.....................    28,714,909            --        (633,184)            --
  Issuance of common stock upon initial public offering................   144,893,100            --              --             --
  Initial public offering issuance costs...............................   (12,089,830)           --              --             --
  Issuance of common stock upon exercise of stock options..............       175,090            --              --             --
  Repurchase of common stock...........................................        (9,875)           --              --             --
  Amortization of stock based compensation.............................       135,681            --         135,681             --
  Stock compensation expense for issuance of common stock options at
    below fair market value............................................     3,088,876            --              --             --
  Comprehensive income:
    Net loss for the period January 1, 1999 through June 30, 1999......            --            --              --    (41,285,031)
    Other comprehensive income--unrealized loss on marketable
      securities.......................................................            --       (86,533)             --             --

  Total comprehensive income (loss)....................................            --            --              --             --
                                                                         ------------  ---------------  -------------  ------------
Balance at June 30, 1999 (unaudited)...................................  $230,739,700     $ (86,533)      $(497,503)   ($73,738,343)

                                                                         ------------  ---------------  -------------  ------------
                                                                         ------------  ---------------  -------------  ------------

                                                                            TOTAL
                                                                         STOCKHOLDERS'
                                                                            EQUITY
                                                                          (DEFICIT)
                                                                         ------------
Balance at January 14, 1998............................................  $         --
  Issuance of common stock to founder upon inception...................         5,000
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 for
    cash...............................................................    23,000,000
  Issuance of Series A Convertible Preferred Stock on May 28, 1998 in
    exchange for $1,000,000 note.......................................     1,000,000
  Issuance of Series A Convertible Preferred Stock on June 22, 1998 for
    cash...............................................................     3,700,000
  Issuance of Series A Convertible Preferred Stock on July 2, 1998 for
    cash...............................................................     3,500,000
  Issuance of Series A Convertible Preferred Stock on July 30, 1998 for
    cash...............................................................     1,800,000
  Transaction costs associated with the issuance of Series A
    Convertible Preferred Stock........................................      (205,225)
  Issuance of warrants to purchase 50,000 shares of common stock
    associated with the acquisition of IIT on September 8, 1998........        40,000
  Issuance of warrants to purchase 974,450 shares of common stock in
    connection with $9,095,000 of debt on September 7, 1998............     1,948,930
  Issuance of warrants to purchase 74,404 shares of common stock in connection with a $5,000,000 financing commitment on September 22,
    1998...............................................................       148,810
  Issuance of warrants to purchase 971 shares of Series B Convertible
    Redeemable Preferred Stock in connection with a $10,000,000
    financing commitment on September 30, 1998.........................       606,875
  Issuance of warrants to purchase 62,500 shares of common stock
    associated with the acquisition of ACR on October 2, 1998..........        50,000
  Issuance of warrants to purchase 17,857 shares of common stock in connection with a $2,000,000 financing commitment on December 18,
    1998...............................................................        35,714
  Dividends accrued on Series A Convertible Preferred Stock............    (1,503,004)
  Accretion of common stock subject to repurchase to fair value........    (3,903,865)
  Accretion of Series B Convertible Redeemable Preferred Stock to fair
    value..............................................................      (236,991)
  Net loss for the period January 14, 1998 through December 31, 1998...   (32,453,312)
                                                                         ------------
Balance at December 31, 1998...........................................    (2,467,068)
                                                                         ------------
  Dividends accrued on Series A and Series B Convertible Preferred
    Stock..............................................................    (2,328,150)
  Accretion of common stock subject to repurchase to fair value........   (23,938,069)
  Accretion of Series B Convertible Redeemable Preferred Stock to fair
    value..............................................................       (99,252)
  Conversion of Series A Convertible Preferred Stock...................            --
  Conversion of Series B Convertible Redeemable Preferred Stock........    62,242,500
  Conversion of common stock subject to repurchase.....................    28,083,069
  Issuance of common stock upon initial public offering................   144,900,000
  Initial public offering issuance costs...............................   (12,089,830)
  Issuance of common stock upon exercise of stock options..............       175,156
  Repurchase of common stock...........................................       (10,000)
  Amortization of stock based compensation.............................       271,362
  Stock compensation expense for issuance of common stock options at
    below fair market value............................................     3,088,876
  Comprehensive income:
    Net loss for the period January 1, 1999 through June 30, 1999......   (41,285,031)
    Other comprehensive income--unrealized loss on marketable
      securities.......................................................       (86,533)
                                                                         ------------
  Total comprehensive income (loss)....................................   (41,371,564)
                                                                         ------------
Balance at June 30, 1999 (unaudited)...................................  $156,457,030
                                                                         ------------
                                                                         ------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  FOR THE PERIOD
                                                                                                 FROM JANUARY 14,
                                                                                                   1998 (DATE OF
                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS       INCEPTION)
                                                    ----------------------------      ENDED      THROUGH JUNE 30,
                                                        1999           1998       JUNE 30, 1999        1998
                                                    -------------  -------------  -------------  -----------------
                                                                             (UNAUDITED)
OPERATING ACTIVITIES
Net loss..........................................   $(23,594,061)  $(3,076,457)   $(41,285,031)    $(3,214,689)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation....................................     3,571,417         37,016      6,164,042           37,016
  Amortization....................................     1,341,000             --      2,682,000               --
  Non-cash stock compensation expense related to
    the issuance of common stock..................       135,681          5,000        271,362            5,000
  Non-cash compensation expense related to the
    issuance of common stock options..............     3,088,876             --      3,088,876
  Non-cash interest expense.......................        62,973             --        125,947               --
  Changes in operating assets and liabilities:
    Accounts receivable...........................    (3,109,897)            --     (4,424,467)              --
    Prepaid expenses and other current assets.....    (2,825,214)       (94,820)    (2,782,704)         (94,820)
    Deferred IMAP costs...........................    (1,837,983)            --     (2,996,981)              --
    Accounts payable..............................    (2,130,993)       472,364        270,845          520,111
    Accrued compensation..........................     1,723,876             --      1,456,833               --
    Accrued expenses and other current
      liabilities.................................     1,840,693        921,892      1,752,645          921,892
                                                    -------------  -------------  -------------  -----------------
Net cash used in operating activities.............   (21,733,632)    (1,735,005)   (35,676,633)      (1,825,490)

INVESTING ACTIVITIES
Purchases of property and equipment...............   (40,761,482)    (4,037,321)   (49,063,634)      (4,319,706)
Increase in restricted cash.......................      (300,000)      (479,729)      (300,000)        (479,729)
Purchase of available-for-sale securities.........   (47,934,501)            --    (47,934,501)              --
Change in other assets............................       (22,260)      (148,138)        37,200         (252,973)
                                                    -------------  -------------  -------------  -----------------
Net cash used in investing activities.............   (89,018,243)    (4,665,188)   (97,260,935)      (5,052,408)
                                                    -------------  -------------  -------------  -----------------

FINANCING ACTIVITIES
Proceeds from issuance of Series A Convertible
  Preferred Stock.................................            --     26,700,000             --       26,700,000
Proceeds from loan from officer, subsequently
  converted into Series A Convertible Preferred
  Stock...........................................            --        413,648             --        1,000,000
Expenses from issuance of Series B Convertible
  Redeemable Preferred Stock......................                                     (99,252)              --
Proceeds from issuance of common stock upon
  initial public offering, net of issuance
  costs...........................................   132,800,179                   132,800,179               --
Dividends paid to preferred stockholders..........    (3,831,154)                   (3,831,154)              --
Proceeds from exercise of stock options...........       175,147                       175,147               --
Proceeds from issuance of long-term debt..........     7,943,029        663,000     11,280,629          770,872
Payment to former shareholders of acquired
  businesses......................................    (3,360,740)            --    (11,860,740)              --
Payments on long-term debt........................      (911,632)        (3,104)    (1,409,090)          (3,104)
Payments on capital lease obligations.............      (314,732)            --       (662,856)              --
                                                    -------------  -------------  -------------  -----------------
Net cash provided by financing activities.........   132,500,097     27,773,544    126,392,863       28,467,768
                                                    -------------  -------------  -------------  -----------------
Net increase (decrease) in cash...................    21,748,222     21,373,351     (6,544,705)      21,589,870
Cash and cash equivalents at beginning of
  period..........................................    15,509,538        216,519     43,802,465               --
                                                    -------------  -------------  -------------  -----------------
Cash and cash equivalents at end of period........   $37,257,760    $21,589,870    $37,257,760      $21,589,870
                                                    -------------  -------------  -------------  -----------------
                                                    -------------  -------------  -------------  -----------------

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1999 (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per common share:

                                                                                                      FOR THE PERIOD
                                                                                                           FROM
                                                           THREE MONTHS ENDED                        JANUARY 14, 1998
                                                                JUNE 30,                                 (DATE OF
                                                        ------------------------  SIX MONTHS ENDED  INCEPTION) THROUGH
                                                           1999         1998       JUNE 30, 1999      JUNE 30, 1998
                                                        -----------  -----------  ----------------  ------------------
Numerator:
  Net loss............................................  $(23,594,061) $(3,076,457)   $(41,285,031)     $ (3,214,689)
  Dividends on Series A Convertible Preferred Stock...     (424,300)    (185,262)     (2,328,150)          (185,262)
  Accretion of common stock subject to repurchase to
    fair value........................................      --          (136,563)    (23,938,069)          (136,563)
  Accretion of Series B Convertible Redeemable
    Preferred Stock to fair value.....................      --           --              (99,252)           --
                                                        -----------  -----------  ----------------  ------------------
                                                        $(24,018,361) $(3,398,282)   $(67,650,502)     $ (3,536,514)
                                                        -----------  -----------  ----------------  ------------------
                                                        -----------  -----------  ----------------  ------------------
Denominator:
  Weighted-average number of shares of common stock
    outstanding and not subject to repurchase during
    the period........................................   36,322,047      625,000      18,473,524            625,000
                                                        -----------  -----------  ----------------  ------------------
Basic and diluted loss per common share...............  $     (0.66) $     (5.44)   $      (3.66)      $      (5.66)
                                                        -----------  -----------  ----------------  ------------------
                                                        -----------  -----------  ----------------  ------------------

    Basic loss per share is based upon the average number of shares of common stock outstanding during the periods. The 1998 computations exclude 718,750 shares of common stock subject to repurchase.

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

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           JUNE 30, 1999 (UNAUDITED)

2. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1998           1999
                                                                                     -------------  -------------
Note payable to a bank due June 30, 2001 and bearing interest at 9.0% per annum.
  The note is payable in monthly installments of principal and interest of $6,644 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the real property purchased with the proceeds and with a $79,929
  letter of credit pledged as additional security..................................  $     639,517  $     628,872

Note payable to a bank due July 21, 2001 and bearing interest at 9.0% per annum.
  The note is payable in monthly installments of principal and interest of $2,249 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the property purchased with the proceeds and with a $26,984 letter of
  credit pledged as additional security............................................        217,689        214,144

Notes payable due on August 1, 2001 and bearing interest at 13.0% per annum. The notes are payable in monthly installments of principal and interest of $77,429 and are collateralized by certain furniture, fixtures, equipment and software
  purchased by the Company.........................................................      2,081,563      1,744,313

Note payable due on September 1, 2001 and bearing interest at 13.0% per annum. The note is payable in monthly installments of principal and interest of $4,868 and is collateralized by certain furniture, fixtures, equipment and software
  purchased by the Company.........................................................        134,519        113,471

Note payable due on October 1, 2001 and bearing interest at 17.1% per annum. The note is payable in monthly installments of principal and interest of $158,000 with all unpaid principal and interest due at maturity. This note is
  collateralized by certain software licenses purchased by the Company.............      4,501,175      3,917,553

Notes payable due on February 1, 2002 and bearing interest at 15.0% per annum. The note is payable in monthly installments of principal and interest ranging from
  $35,730 to $40,348 and is collateralized by certain furniture, fixtures,
  equipment and software purchased by the Company..................................       --            1,996,179

Note payable due on October 1, 2002 and bearing interest at 13.6% per annum. The note is payable in monthly installments of principal and interest of $58,522 and is collateralized by certain furniture, fixtures and equipment purchased by
  Company..........................................................................       --            1,961,024

Note payable due on April 1, 2002 and bearing interest at 17.1% per annum. The note is payable in monthly installments of principal and interest of $78,650 and is collateralized by certain furniture, fixtures, equipment and software purchased
  by the Company...................................................................       --            2,268,413

Note payable due on January 1, 2002 and bearing interest at 11.9% per annum. The note is payable in monthly installments of principal and interest of $209,028 and
  is collateralized by certain software licenses purchased by the Company..........       --            2,074,924

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           JUNE 30, 1999 (UNAUDITED)

2. LONG-TERM DEBT (CONTINUED)

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1998           1999
                                                                                     -------------  -------------
Note payable due on May 1, 2006 and bearing interest at 7.5% per annum. The note is payable in monthly installments of principal and interest of $44,063 with all unpaid principal and interest due at maturity. The note is secured by a mortgage
  on the real property purchased with the proceeds.                                  $          --  $   7,044,768

Note payable due on March 1, 2001 and bearing interest at 6.6% per annum. The note is payable in monthly installments of principal and interest ranging from $19,908
  to $28,237 and is collateralized by the general assets of the Company............             --        774,410

Notes payable due between February 28, 2003 and March 11, 2004 and bearing interest at rates ranging from 8.25% to 9.99% per annum. The notes are payable in monthly installments of principal and interest ranging from $542 to $1,274 and are
  secured by automobiles purchased with the proceeds...............................        107,630         98,011
                                                                                     -------------  -------------
Total..............................................................................      7,682,093     22,836,082
Less: current portion..............................................................      1,757,588      4,975,428
Less: discounts....................................................................        692,711        566,764
                                                                                     -------------  -------------
                                                                                     $   5,231,794  $  17,293,890
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Aggregate maturities of long-term debt at June 30, 1999 are as follows:

July 1, 1999 through December 31, 1999.........................................  $2,429,144
2000...........................................................................   5,400,550
2001...........................................................................   6,441,335
2002...........................................................................   1,595,036
2003 and thereafter............................................................   6,970,017
                                                                                 ----------
Total..........................................................................  $22,836,082
                                                                                 ----------
                                                                                 ----------

    At June 30, 1999, the fair value of long-term debt approximates its carrying value.

3. SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED

    At December 31, 1998, the Company had outstanding current liabilities for the purchase of fixed assets of $7,500,000, for which the Company had outstanding commitments to finance on a long-term basis. The Company executed the financings in early 1999, and therefore classified at December 31, 1998 $5,282,450, or the portion of the $7,500,000 financing that is due after 1999, as long-term. The remaining $2,217,550, which is due in 1999, is included in accounts payable at December 31, 1998. These obligations bear interest at rates from 9% to 17% per annum, and will mature in varying installments through January 2002. The balance sheet at June 30, 1999 includes these amounts in long-term debt.

4. SEGMENT INFORMATION

    The Company is organized into two business units. The Company's IMAP division provides an Internet-based network which enables clients to use leading business software applications without the

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           JUNE 30, 1999 (UNAUDITED)

4. SEGMENT INFORMATION (CONTINUED)
burden of owning or managing the underlying technology. These services are delivered to customers through a network of Enterprise Data Centers located in Maryland, California, Amsterdam and Tokyo. The Professional IT Services division provides focused software implementation services on a traditional time and materials basis.

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

                                                                                  THREE MONTHS ENDED JUNE 30, 1999
                                                                            --------------------------------------------
                                                                                            PROFESSIONAL
                                                                                                 IT
                                                                                IMAP          SERVICES     CONSOLIDATED
                                                                            -------------  --------------  -------------
Revenues..................................................................  $   3,376,658   $  3,306,328   $   6,682,986
Segment operating
 (loss) profit............................................................     (3,169,944)     1,125,787      (2,044,157)

                                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                                                         ----------------------------------------------
                                                                                        PROFESSIONAL IT
                                                                             IMAP           SERVICES      CONSOLIDATED
                                                                         -------------  ----------------  -------------
Revenues...............................................................  $   4,579,785   $    6,495,307   $  11,075,092
Segment operating (loss) profit........................................     (6,011,898)       2,265,760      (3,746,138)

    A reconciliation of segment operating loss to net loss during the periods presented is as follows:

                                                                                                         FOR THE PERIOD
                                                                                                              FROM
                                                                                                        JANUARY 14, 1998
                                                                                                            (DATE OF
                                                 THREE MONTHS ENDED JUNE 30,                               INCEPTION)
                                           ----------------------------------------  SIX MONTHS ENDED       THROUGH
                                                  1999                 1998           JUNE 30, 1999      JUNE 30, 1998
                                           -------------------  -------------------  ----------------  ------------------
Segment operating loss for all segments..    $    (2,044,157)     $            --     $   (3,746,138)    $           --
Selling, general and administrative......        (13,674,305)          (3,086,006)       (25,283,048)        (3,224,294)
Non-cash stock compensation expense......         (3,224,557)                  --         (3,360,238)                --
Depreciation and amortization............         (4,912,417)             (37,016)        (8,846,042)           (37,016)
Interest income..........................          1,162,918               99,621          1,421,365            100,466
Interest expense.........................           (901,543)             (53,056)        (1,470,930)           (53,845)
                                           -------------------  -------------------  ----------------  ------------------
Net loss.................................    $   (23,594,061)     $    (3,076,457)    $  (41,285,031)    $   (3,214,689)
                                           -------------------  -------------------  ----------------  ------------------
                                           -------------------  -------------------  ----------------  ------------------

5. INITIAL PUBLIC OFFERING

    In April 1999 the Company completed an initial public offering of 6,900,000 shares of common stock which resulted in net proceeds of approximately $132,800,000, after deducting underwriting discounts,

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           JUNE 30, 1999 (UNAUDITED)

5. INITIAL PUBLIC OFFERING (CONTINUED)
commissions and offering expenses. Upon the closing of the offering, the Series A Preferred Stock and Series B Preferred Stock automatically converted into 30,899,526 shares of common stock, and the common stock subject to repurchase no longer became mandatorily redeemable by the Company.

    In February 1999, the Company's Board of Directors approved an 8 for 1 reverse stock split of common stock, options and warrants which became effective on April 8, 1999. Accordingly, all share and per share data including stock option, warrant and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

6. STOCK COMPENSATION PLAN

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

    The options were granted at an exercise price less than the quoted market value of the Company's common stock at the date of grant. The Company will record stock compensation expense of approximately $15.4 million as a result of these option grants that will be recognized ratably over the four-year period that the employees earn the right to retain the shares obtained upon exercise of the stock options without regard to continued employment.

7. COMMITMENTS

    As of March 1999, the Company had entered into forward looking commitments to purchase software and advertising totaling $22.5 million. The agreement provides for eight minimum payments of $2.5 million to be paid over eight fiscal quarters commencing on March 31, 1999, for the purchase of software licenses. Additionally, the agreement provides for eight quarterly minimum payments of $312,500 commencing in March 1999 for co-marketed print advertising campaigns.

    In June 1999, the Company renegotiated this agreement to terminate upon payment of the June 1999 quarterly payments.

              I.I.T. HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS    SIX MONTHS
                                                                     ENDED           ENDED
                                                                 JUNE 30, 1998   JUNE 30, 1998
                                                                 --------------  -------------
                                                                          (UNAUDITED)
Consulting revenue.............................................   $  1,611,470    $ 3,073,248
Cost of revenue................................................      1,117,653      1,741,008
                                                                 --------------  -------------
Gross profit...................................................        493,817      1,332,240

Operating expenses:
  General and administrative...................................        552,549      1,033,736
  Sales and marketing..........................................            838          3,578
  Stock compensation expense...................................        --             --
  Depreciation.................................................         16,208         17,979
                                                                 --------------  -------------
                                                                       569,595      1,055,293
                                                                 --------------  -------------
Income (loss) from operations..................................        (75,778)       276,947
Interest expense...............................................         (7,461)       (13,623)
                                                                 --------------  -------------
Net income (loss)..............................................   $    (83,239)   $   263,324
                                                                 --------------  -------------
                                                                 --------------  -------------

                             SEE ACCOMPANYING NOTE.

              I.I.T. HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS    SIX MONTHS
                                                                      ENDED          ENDED
                                                                  JUNE 30, 1998  JUNE 30, 1998
                                                                  -------------  -------------
                                                                          (UNAUDITED)
OPERATING ACTIVITIES
Net income......................................................   $   (83,239)   $   263,324
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..................................................        16,208         17,979
  Change in assets and liabilities:
    Accounts receivable.........................................       (95,190)      (249,508)
    Other current assets........................................        55,408        (30,144)
    Other assets................................................       (32,854)       (32,854)
    Accounts payable............................................       (57,798)        (1,792)
    Accrued expenses............................................       426,509        418,003
                                                                  -------------  -------------
Net cash provided by operating activities.......................       229,044        385,008

INVESTING ACTIVITIES
Acquisition of equipment and vehicle............................       (21,670)       (43,330)
Proceeds from sale of vehicle...................................        17,504         17,504
                                                                  -------------  -------------
Net cash used in investing activities...........................        (4,166)       (25,826)

FINANCING ACTIVITIES
Repayment of note payable to stockholder........................       (37,207)        (7,776)
Bank overdraft..................................................       --            (157,056)
Repayments of note payable......................................       --             (10,036)
Repayment of capital leases.....................................       (11,158)       (11,158)
                                                                  -------------  -------------
Net cash used in financing activities...........................       (48,365)      (186,026)

Effect of exchange rate changes on cash.........................         7,931         32,140
                                                                  -------------  -------------
Net increase in cash and cash equivalents.......................       184,444        205,296
Cash and cash equivalents at beginning of period................        35,295         14,443
                                                                  -------------  -------------
Cash and cash equivalents at end of period......................   $   219,739    $   219,739
                                                                  -------------  -------------
                                                                  -------------  -------------

                             SEE ACCOMPANYING NOTE.

                     I.I.T. HOLDING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1998 (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND THE CONSOLIDATED FINANCIAL STATEMENTS OF IIT HOLDING INC. AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS.

OVERVIEW

    I.I.T. Holding, Inc., a predecessor of USI for accounting purposes, specialized in systems analysis and design and systems integration solutions. IIT provided PeopleSoft human resource management and financial system implementation. IIT's consulting professionals have expertise in human resource management as well as accounting and financial systems.

    We acquired IIT in September 1998 as a part of our program to develop a new Internet-based service offering. IIT provides implementation capabilities that enable us to provide human resource and financial management functionality as part of our IMAP offerings.

    We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art Internet-based network. Since our inception in January 1998, we have devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months, due primarily to costs related to implementation of our services and the continued expansion and enhancement of our network. As of June 30, 1999, we have an accumulated deficit of approximately $73.7 million.

    In April 1999, we completed an initial public offering of our common stock. The net proceeds from the sale of the 6,900,000 shares of common stock offered therein were approximately $132.8 million. The initial public offering of common stock met the criteria for the automatic conversion of our outstanding Series A Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock into common stock. In addition, the repurchase rights lapsed with respect to all common stock subject to repurchase.

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

HISTORICAL RESULTS OF OPERATIONS--USINTERNETWORKING

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1999 TO THE PERIOD ENDED
  JUNE 30, 1998

    REVENUE. For the three months ended June 30, 1999, we generated $3.4 million in IMAP revenue, and $3.3 million in professional IT services revenue. We generated no revenue for the same period in 1998 as we were in our development stage.

    GROSS MARGINS, COSTS OF SALES AND EXPENSES. We incurred $6.5 million in the delivery of our IMAP services and $2.2 million in the delivery of our professional IT services during the three months ended June 30, 1999 generating gross margins of (93.9)% and 34.0%, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1999, we incurred $13.7 million of selling, general and administrative expenses compared to $3.1 million for the same period in 1998. The increase of $10.6 million reflects the costs associated with the continued development and maintenance of our products and infrastructure required to support our IMAP services during a full quarter of operation in the period ended June 30, 1999, compared to start-up activities during 1998.

    NON-CASH STOCK COMPENSATION EXPENSE. For the three months ended June 30, 1999, we incurred $3.2 million in non-cash compensation expense. This reflects the period's expense in connection with employee stock options issued at an exercise price of $6.00 and an estimated fair market value of $20 per share at the date of grant. There was no non-cash compensation expense for the comparable period in 1998. The Company will record stock compensation expense of approximately $39.9 million through 2003 as a result of 1999 stock option grants.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1999 totaled $4.9 million. Of this amount, $1.3 million represents the amortization of the goodwill recorded upon our acquisitions of ACR and IIT; the remaining $3.6 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. There was minimal depreciation and no amortization expense for the comparable period in 1998.

    INTEREST INCOME AND EXPENSE. For the three months ended June 30, 1999, we incurred $0.9 million in interest expense and generated $1.2 million of interest income. We had minimal interest income and expense during the period ended June 30, 1998.

COMPARISON OF THE SIX-MONTH PERIOD ENDED JUNE 30, 1999 TO THE PERIOD ENDED JUNE
  30, 1998

    REVENUE. For the six months ended June 30, 1999, we generated $4.6 million in IMAP revenue, and $6.5 million in professional IT services revenue. We generated no revenue for the period January 14, 1998, our date of inception, through June 30, 1998 as we were in our development stage.

    GROSS MARGINS, COSTS OF SALES AND EXPENSES. We incurred $10.6 million in the delivery of our IMAP services and $4.2 million in the delivery of our professional IT services during the six months ended June 30, 1999; generating gross margins of (131.3)% and 34.9%, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 1999, we incurred $25.3 million of selling, general and administrative expenses compared to $3.2 million for the period January 14, 1998, our date of inception, through June 30, 1998. The increase of $22.1 million reflects the costs associated with the continued development and maintenance of our products and infrastructure required to support our IMAP services during two full quarters of operation in the period ended June 30, 1999, compared to start-up activities during 1998.

    NON-CASH STOCK COMPENSATION EXPENSE. For the six months ended June 30, 1999, we incurred $3.4 million in non-cash compensation expense. This reflects the period's expense in connection with employee stock options issued at an exercise price of $6.00 and an estimated fair market value of $20 per share at the date of grant. There was no non-cash compensation expense for the comparable period in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1999 totaled $8.9 million. Of this amount, $2.7 million represents the amortization of the goodwill recorded upon our acquisitions of ACR and IIT; the remaining $6.2 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. There was minimal depreciation and no amortization expense for the comparable period in 1998.

    INTEREST INCOME AND EXPENSE. For the six months ended June 30, 1999, we incurred $1.5 million in interest expense and generated $1.4 million of interest income. We had minimal interest income and expense during the period ended June 30, 1998.

HISTORICAL RESULTS OF OPERATIONS--PREDECESSOR

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 1999 OF USI TO THE PERIOD
  ENDED JUNE 30, 1998 OF PREDECESSOR

    REVENUE. For the six months ended June 30, 1999, we generated $4.6 million in IMAP revenue, and $6.5 million in professional IT services revenue. For the six months ended June 30, 1998, IIT generated $3.1 million in professional IT services revenue and no IMAP revenue. The increase in professional IT services revenue is attributable to the acquisition of ACR in October 1998, and the inclusion of its professional IT services revenue in the period ended June 30, 1999.

    GROSS MARGINS, COSTS OF SALES AND EXPENSES. We incurred $10.6 million in expenses in the delivery of our IMAP services and $4.3 million in expenses in the delivery of our professional IT services during the six months ended June 30, 1999, generating gross margins of (151)% and 34.9%, respectively. IIT incurred $1.7 million in expenses in the delivery of its professional IT services for the six months ended June 30, 1998, resulting in a gross margin of 43.3%. The significant decrease in the professional IT services gross margin for the period ended June 30, 1999 is attributable to the inclusion of the historically lower margin revenues from ACR and a greater use of subcontractors by IIT to deliver professional IT services in the period ended June 30, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 1999, we incurred $25.3 million of selling, general and administrative expenses compared to IIT's $1.0 million for the period ended June 30, 1998. The significant increase reflects costs associated with the continued development and maintenance of a much larger infrastructure required to support our IMAP services in the period ended June 30, 1999.

    NON-CASH STOCK COMPENSATION EXPENSE. For the six months ended June 30, 1999, we incurred $3.4 million in non-cash compensation expense. IIT had no non-cash stock compensation expense for the six months ended June 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1999 totaled $8.8 million. Of this amount, $2.7 million represents the amortization of the goodwill created through our acquisitions of ACR and IIT; the remaining $6.1 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. IIT incurred approximately $18,000 in depreciation expense for the six months ended June 30, 1998.

    INTEREST INCOME AND EXPENSE. For the six months ended June 30, 1999, we incurred $1.5 million in interest expense and generated $1.4 million of interest income. IIT had minimal interest expense and no interest income during the period ended June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999 we had cash and cash equivalents of $37.3 million and available-for-sale securities of $47.8 million.

    Through December 31, 1998, we had used $20.6 million through operating activities and $37.7 million in investing activities. The principal investing activities were the acquisitions of ACR and IIT for $16.9 million and the purchase of property and equipment totaling $20.1 million. For the six months ended June 30, 1999 we have used $35.7 million in operating activities, $97.3 million in investing activities and generated $126.4 million from financing activities. Included in financing activities was $132.8 million raised from our initial public offering which was completed in April 1999.

    USI has used debt and capital leases to partially finance its capital purchases. As of June 30, 1999, we had obtained commitments for secured financing from several sources including: Cisco System Capital Corporation ($10.0 million), Venture Lending & Leasing II, Inc. ($10.0 million), Nationwide Mutual ($7.1 million), Transamerica Business Credit Corporation ($5.0 million), Charter Financial, Inc. ($5.0 million), EMC Corporation ($4.2 million), LINC Capital, Inc. ($3.0 million), Oracle Credit Corporation ($2.7 million), Leasing Technologies International, Inc. ($2.0 million), Vision Financial Corporation ($2.0 million) and Hewlett Packard Company ($1.0 million), among others. The total of the secured financing commitments at June 30, 1999 was $55.1 million, of which $36.8 million had been funded. We have continued to seek secured financing, and at July 31, 1999, we had secured commitments from several additional sources, including Finova Capital Corporation ($11.7 million) and Commercial Finance Corporation ($5.0 million).

    In April 1999 we purchased an office building for $11.8 million. The seller financed $7.5 million of the purchase price, due in May 2006, with interest at 7.5% per annum. We expect to spend $7.7 million in 1999 on improvements to the building, and have arranged financing for $1.5 million of these improvements.

    We believe that these resources, as well as anticipated debt and capital lease financing will be sufficient to fund our operations for the next 12 months. As of June 30, 1999 the majority of the base infrastructure required to provide our IMAP services has been purchased. As a result, our capital expenditures for the next several years will largely be success-based, consisting of software licenses and hardware required to implement new customers. These new customer contracts are expected to have an average term of three years; however, we anticipate many of our customers will renew their contracts due to the cost and complexity of switching service providers.

    If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we may need to raise additional capital from equity or debt sources sooner than currently anticipated. We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain such financing on terms acceptable to us, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE (SOP 98-1). This SOP requires the capitalization of costs to purchase or develop internal-use software, including external direct costs of materials and services, payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. Allocations of overhead to capitalized costs are not permitted. Computer software costs related to research and development are expensed as incurred, as are training and maintenance costs. SOP 98-1 is effective for years beginning after December 15, 1998 and application is prospective. Through December 31, 1998, approximately $1 million of costs related to the implementation of internal use software were expensed. We have adopted SOP 98-1 in the first quarter of 1999, and have capitalized $1.0 million of costs in implementing our internal use software.

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

YEAR 2000 COMPLIANCE

    YEAR 2000 ISSUE. The Year 2000 issue is a result of computer programs or systems, which store or process date-related information using only two digits to represent the year. These programs or systems may not be able to properly distinguish between a year in the 1900's and a year in the 2000's. Failure of these programs or systems to distinguish between the two centuries could cause the programs or systems to yield erroneous results or even to fail.

    STATE OF READINESS. Since its inception in January 1998, USI has been cognizant of the Year 2000 issue. Hardware and software selections, network architecture, and client contract terms have all been designed with the Year 2000 issue in mind.

    We have established a Year 2000 compliance team to carry out a program of testing and remediation on our information technology and non-information-technology systems, for systems used by USI as well as those provided by USI to its clients. The compliance team includes a Year 2000 outside consulting firm and members from all levels of our management, engineering and operations organization. The compliance team meets as a group on a regular basis and subgroups of the team will meet as needed to address specific issues.

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

    - Determine if additional analysis, remediation, testing or implementations of new or existing systems, including software developed by the acquired companies, are required.

    - Complete analysis and, if necessary, testing and remediation of warranted consulting services provided by ACR and IIT.

    - Complete implementation of any necessary changes and replacements to software products and software-related services used and provided by USI.

    - Implement procedures to ensure that any future software products and software-related services, as well as enhancements to existing software products and software-related services are developed in accordance with USI's Year 2000 compliance program. We anticipate that inventory and analysis of our existing systems will be completed by the end of the third quarter of 1999. We anticipate that implementation of any required changes or replacements to existing systems as well as contingency planning for systems identified as having a high risk of non-compliance will be completed by the middle of the fourth quarter of 1999.

    - Design contingency and business continuation plans in the event of the failure of the systems used by USI due to the Year 2000 millennium change.

    COSTS. As of June 30, 1999, USI has incurred approximately $0.5 million in expenses in connection with its Year 2000 compliance program. All expenses relating to Year 2000 compliance to date have been incurred in the normal course of our business, as we have developed our products, network, and implemented specific client applications. The cost of completing the Year 2000 compliance program is expected to be principally in the form of the opportunity costs of employees' time and consulting fees. USI may also need to purchase replacement products or other providers to assist in Year 2000 compliance efforts. Currently, the estimated final cost of the Year 2000 compliance program is approximately $0.8 million, which includes internal labor costs, the hiring of the Year 2000 consulting firm and reserves for additional outside consultants and additional hardware and software. We expect that this estimate will be refined as the analysis phase is completed.

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

    - However, USI's compliance program includes the development of a contingency plan. The development of the plan is currently underway.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk principally as a result of changes in interest rates. Through June 30, 1999, we invested our excess cash in cash equivalents. Our long-term debt outstanding at June 30, 1999 requires the payment of interest at fixed rates of interest. As of June 30, 1999, our exposure to reasonably possible near-term changes in interest rates was not significant to our financial position, results of operations, and cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) -- (c) None.

    On April 8, 1999, in connection with USINTERNETWORKING's initial public offering, a Registration Statement on Form S-1 (No. 333-70717) was declared effective by the Securities and Exchange Commission, pursuant to which 6,900,000 shares of USINTERNETWORKING's common stock were offered and sold for the account of USINTERNETWORKING at a price of $21 per share. Generating gross offering proceeds of $144.9 million. The managing underwriters were Credit Suisse First Boston, Bear, Stearns & Co. Inc., BT Alex. Brown and Legg Mason Wood Walker Incorporated. After deducting approximately $10.1 million in underwriting discounts and $2.0 million in other related expenses, the net proceeds to USINTERNETWORKING were approximately $132.8 million.

    The net proceeds to USINTERNETWORKING were invested in short-term, investment-grade interest-bearing securities. USINTERNETWORKING used a portion of the net proceeds to pay accrued dividends on its preferred stock. USINTERNETWORKING has no specific plans at this time for the use of the remaining proceeds and expects to use such proceeds for working capital and general corporate purposes.

    (d) The Company filed its first registration statement under the Securities Act effective April 8, 1999, File No. 333-70717. From the effetive date of the registration statement to June 30, 1999, the Company's use of net offering proceeds was as follows:

Net offering proceeds to issuer...............................  $132,800,000
                                                                -----------
                                                                -----------

Use of proceeds:
  Property and equipment......................................  $32,818,000
  Working Capital.............................................    6,457,000
  Repayment of indebtness.....................................    1,227,000
  Payments to former Shareholders of acquired businesses......    3,361,000

Temporary investments:
  Cash and cash equivalents...................................   37,258,000
  Available-for-sale securities...............................   47,848,000

Other expenses:
  Payment of accrued dividends................................    3,831,000
                                                                -----------

                                                                $132,800,000
                                                                -----------
                                                                -----------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.1 Financial Data Schedule

    (b) Reports on Form 8-K.

       None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, USINTERNETWORKING, INC. HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ANNAPOLIS, MARYLAND ON AUGUST 13, 1999.

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