Form 10-Q
period 1999-09-30
USINTERNETWORKING INC
filed 1999-11-15
CIK 1076732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

              Shares outstanding of the Registrant's common stock

                    Class                            Outstanding at November 11, 1999
        Common Stock, $.001 par value                           40,635,140

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                            USINTERNETWORKING, INC.

                                                                            PAGE
                                                                          --------
Part I.  Financial Information

  Item 1.   CONSOLIDATED FINANCIAL STATEMENTS OF USINTERNETWORKING, INC.
            Consolidated Balance Sheets as of December 31, 1998 and
              September 30, 1999 (unaudited)............................         3
            Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 (unaudited) and for the
              nine months ended September 30, 1999 (unaudited) and for
              the period January 14, 1998 (date of inception) through
              September 30, 1998 (unaudited)............................         4
            Consolidated Statements of Stockholders' Equity (Deficit)
              for the
              period January 14, 1998 (date of inception) through
              December 31, 1998
              and for the nine months ended September 30, 1999
              (unaudited)...............................................         5
            Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998 (unaudited) and for the
              nine months ended September 30, 1999 (unaudited) and for
              the period January 14, 1998 (date of inception) through
              September 30, 1998 (unaudited)............................         6
            Notes to Consolidated Financial Statements..................         7

            CONSOLIDATED FINANCIAL STATEMENTS OF I.I.T. HOLDING, INC.
              AND SUBSIDIARIES (PREDECESSOR)
            Consolidated Statements of Operations for the period from
              July 1, 1998 through September 7, 1998 (unaudited) and for the period from January 1, 1998 through September 7, 1998
              (unaudited)...............................................        14
            Consolidated Statements of Cash Flows for the period from
              July 1, 1998 through September 7, 1998 (unaudited) and for the period from January 1, 1998 through September 7, 1998
              (unaudited)...............................................        15
            Note to the Consolidated Financial Statements...............        16

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................        17
  Item 3.   Quantitative and Qualitative Disclosure of Market Risk......        24

Part II.  Other Information

  Item 1.   Legal Proceedings...........................................        24
  Item 2.   Changes In Securities.......................................        24
  Item 6.   Exhibits and Reports on Form 8-K............................        25

Signatures..

PART I.  FINANCIAL INFORMATION

                            USINTERNETWORKING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 43,802,465   $  28,577,208
  Restricted cash...........................................       581,712         506,712
  Available-for-sale securities.............................       --           40,424,676
  Accounts receivable, less allowance of $142,000 and
    $341,012 in 1998 and 1999, respectively.................     2,882,119       9,875,202
  Prepaid expenses and other current assets.................     2,436,247       4,993,163
                                                              ------------   -------------
Total current assets........................................    49,702,543      84,376,961

Deferred IMAP costs.........................................       --            5,370,347
Software licenses, net of accumulated amortization of
  $2,525,573 in 1999........................................     9,596,760      11,035,810
Property and equipment, net of accumulated depreciation of
  $1,567,885 and $9,710,162 in 1998 and 1999,
  respectively..............................................    21,640,145      81,672,820
Goodwill, net of accumulated amortization of $1,611,763 and
  $5,694,763 in 1998 and 1999, respectively.................    25,137,296      22,133,603
Other assets................................................       439,734         482,113
                                                              ------------   -------------
Total assets................................................  $106,516,478   $ 205,071,654
                                                              ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  6,571,767   $  12,094,324
  Accrued compensation......................................     4,870,690       7,074,536
  Other accrued expenses....................................     1,569,570       1,065,275
  Deferred revenue..........................................        51,247       3,601,823
  Due to former shareholders of acquired businesses.........    10,826,735        --
  Current portion of capital lease obligations..............     1,503,947       3,749,318
  Current portion of long-term debt.........................     1,757,588      10,055,592
                                                              ------------   -------------
Total current liabilities...................................    27,151,544      37,640,868

Short-term obligations expected to be refinanced............     5,282,450        --
Capital lease obligations, less current portion.............     3,427,254       8,086,680
Long-term debt, less current portion........................     5,231,794      26,485,049
Dividends payable...........................................     1,503,004        --
                                                              ------------   -------------
Total liabilities...........................................    42,596,046      72,212,597

Series B Convertible Redeemable Preferred Stock, $.01 par
  value, 115,000 shares authorized, 59,279 shares issued and
  outstanding in 1998, none in 1999.........................    62,242,500        --

Common stock subject to repurchase, 1,343,750 shares issued
  and outstanding in 1998, none in 1999.....................     4,145,000        --

Commitments and contingent liabilities......................       --             --

Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, $.01 par value,
    110,000 shares authorized, 55,000 shares issued and
    outstanding in 1998, none in 1999.......................           550        --
  Common stock, $.001 par value, 600,000,000 shares
    authorized, 625,000 shares issued and outstanding in
    1998, 40,542,469 in 1999................................           625          40,542
  Additional paid-in capital................................    29,985,069     236,651,351
  Note receivable from officer for purchase of common
    stock...................................................       --           (2,250,000)
  Unearned compensation.....................................       --             (361,822)
  Accumulated deficit.......................................   (32,453,312)   (101,505,381)
  Accumulated other comprehensive income....................       --              284,367
                                                              ------------   -------------
  Total stockholders' equity (deficit)......................    (2,467,068)    132,859,057
                                                              ------------   -------------

Total liabilities and stockholders' equity (deficit)........  $106,516,478   $ 205,071,654
                                                              ============   =============

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              FOR THE PERIOD
                                                                                             FROM JANUARY 14,
                                            THREE MONTHS ENDED                                1998 (DATE OF
                                               SEPTEMBER 30,              NINE MONTHS       INCEPTION) THROUGH
                                        ---------------------------   ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                            1999           1998              1999                  1998
                                        ------------   ------------   -------------------   ------------------
                                                                  (UNAUDITED)
Revenue...............................  $  9,776,622   $    515,488       $ 20,851,714         $    515,488
                                        ------------   ------------       ------------         ------------
Costs and expenses:
  Direct costs of services............     5,822,941        342,917         13,897,698              342,917
  Network and infrastructure costs....     4,613,826        --              11,360,299            --
  General and administrative..........     4,959,316      7,449,170         15,841,863           10,407,416
  Sales and marketing.................    10,960,212      1,536,335         24,552,985            1,802,383
  Product research and development....     1,197,379        259,181          2,005,107              259,181
  Non-cash stock compensation
    expense...........................     3,445,248         90,455          6,805,486               90,455
  Depreciation and amortization.......     5,947,714        232,118         14,793,756              269,134
                                        ------------   ------------       ------------         ------------
Total costs and expenses..............    36,946,636      9,910,176         89,257,194           13,171,486
                                        ------------   ------------       ------------         ------------
Operating loss........................   (27,170,014)    (9,394,688)       (68,405,480)         (12,655,998)
Other income (expense):
  Interest income.....................       725,445        206,869          2,146,810              307,335
  Interest expense....................    (1,322,469)       (20,706)        (2,793,399)             (74,551)
                                        ------------   ------------       ------------         ------------
                                            (597,024)       186,163           (646,589)             232,784
                                        ------------   ------------       ------------         ------------

Net loss..............................   (27,767,038)    (9,208,525)       (69,052,069)         (12,423,214)
Dividends accrued on Series A and
  Series B Convertible Preferred
  Stock...............................       --            (657,742)        (2,328,150)            (843,004)
Accretion of common stock subject to
  repurchase to fair value............       --          (1,338,437)       (23,938,069)          (1,475,000)
Accretion of Series B Convertible
  Redeemable Preferred Stock to fair
  value...............................       --             --                 (99,252)           --
                                        ------------   ------------       ------------         ------------
Net loss attributable to common
  stockholders........................  $(27,767,038)  $(11,204,704)      $(95,417,540)        $(14,741,218)
                                        ============   ============       ============         ============
Basic and diluted loss per common
  share attributable to common
  stockholders........................  $      (0.69)  $     (17.93)      $      (3.73)        $     (23.59)
                                        ============   ============       ============         ============

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      SERIES A CONVERTIBLE
                                        PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                     ----------------------   ----------------------      PAID-IN      NOTE RECEIVABLE
                                       SHARES     PAR VALUE     SHARES     PAR VALUE      CAPITAL       FROM OFFICER
                                     ----------   ---------   ----------   ---------   -------------   ---------------
Balance at January 14, 1998........          --     $ --              --    $    --    $          --     $        --
  Issuance of common stock to
    founder upon inception.........          --       --         625,000        625            4,375              --
  Issuance of Series A Convertible
    Preferred Stock on May 28, 1998
    for cash.......................      38,333      383              --         --       22,999,617              --
  Issuance of Series A Convertible
    Preferred Stock on May 28, 1998
    in exchange for $1,000,000
    note...........................       1,667       17              --         --          999,983              --
  Issuance of Series A Convertible
    Preferred Stock on June 22,
    1998 for cash..................       6,167       62              --         --        3,699,938              --
  Issuance of Series A Convertible
    Preferred Stock on July 2, 1998
    for cash.......................       5,833       58              --         --        3,499,942              --
  Issuance of Series A Convertible
    Preferred Stock on July 30,
    1998 for cash..................       3,000       30              --         --        1,799,970              --
  Transaction costs associated with
    the issuance of Series A
    Convertible Preferred Stock....          --       --              --         --         (205,225)             --
  Issuance of warrants to purchase
    50,000 shares of common stock
    associated with the acquisition
    of IIT on September 8, 1998....          --       --              --         --           40,000              --
  Issuance of warrants to purchase
    974,450 shares of common stock
    in connection with $9,095,000
    of debt on September 7, 1998...          --       --              --         --        1,948,930              --
  Issuance of warrants to purchase
    74,404 shares of common stock
    in connection with a $5,000,000
    financing commitment on
    September 22, 1998.............          --       --              --         --          148,810              --
  Issuance of warrants to purchase
    971 shares of Series B
    Convertible Redeemable
    Preferred Stock in connection
    with a $10,000,000 financing
    commitment on September 30,
    1998...........................          --       --              --         --          606,875              --
  Issuance of warrants to purchase
    62,500 shares of common stock
    associated with the acquisition
    of ACR on October 2, 1998......          --       --              --         --           50,000              --
  Issuance of warrants to purchase
    17,857 shares of common stock
    in connection with a $2,000,000
    financing commitment on
    December 18, 1998..............          --       --              --         --           35,714              --
  Dividends accrued on Series A
    Convertible Preferred Stock....          --       --              --         --       (1,503,004)             --
  Accretion of common stock subject
    to repurchase to fair value....          --       --              --         --       (3,903,865)             --
  Accretion of Series B Convertible
    Redeemable Preferred Stock to
    fair value.....................          --       --              --         --         (236,991)             --
  Net loss for the period
    January 14, 1998 through
    December 31, 1998..............          --       --              --         --                               --
                                     ----------     ----      ----------    -------    -------------     -----------
Balance at December 31, 1998.......      55,000      550         625,000        625       29,985,069              --
                                     ----------     ----      ----------    -------    -------------     -----------
  Dividends accrued on Series A and
    Series B Convertible Preferred
    Stock..........................          --       --              --         --       (2,328,150)             --
  Accretion of common stock subject
    to repurchase to fair value....          --       --              --         --      (23,938,069)             --
  Accretion of Series B Convertible
    Redeemable Preferred Stock to
    fair value.....................          --       --              --         --          (99,252)             --
  Conversion of Series A
    Convertible Preferred Stock to
    common stock...................     (55,000)    (550)     12,374,994     12,375          (11,825)             --
  Conversion of Series B
    Convertible Redeemable
    Preferred Stock to common
    stock..........................          --       --      18,524,532     18,524       62,223,976              --
  Reclassification of common stock
    subject to repurchase to common
    stock..........................          --       --       1,343,750      1,344       28,714,909              --
  Issuance of common stock upon
    initial public offering........          --       --       6,900,000      6,900      144,893,100              --
  Initial public offering issuance
    costs..........................          --       --              --         --      (12,190,627)             --
  Issuance of common stock upon
    exercise of stock options......          --       --         210,337        210          554,947              --
  Issuance of common stock upon
    exercise of stock options in
    exchange for note..............          --       --         375,000        375        2,249,625      (2,250,000)
  Issuance of common stock upon
    exercise of warrants...........          --       --         296,740        297           73,416              --
  Contribution of common stock to
    employee benefit plan..........          --       --          17,116         17          378,645              --
  Repurchase of common stock.......          --       --        (125,000)      (125)          (9,875)             --
  Amortization of unearned
    compensation...................          --       --              --         --          135,681              --
  Stock compensation expense for
    issuance of common stock
    options at below fair market
    value..........................          --       --              --         --        6,019,781              --
  Comprehensive income:
    Net loss for the period January
     1, 1999 through September 30,
     1999..........................          --       --              --         --               --              --
    Other comprehensive
     income--unrealized gain on
     marketable securities.........          --       --              --         --               --              --
  Total comprehensive income
    (loss).........................          --       --              --         --               --              --
                                     ----------     ----      ----------    -------    -------------     -----------

Balance at September 30, 1999
(unaudited)........................          --     $ --      40,542,469    $40,542    $ 236,651,351     $(2,250,000)
                                     ==========     ====      ==========    =======    =============     ===========

                                                                      ACCUMULATED         TOTAL
                                                                         OTHER        STOCKHOLDERS'
                                       UNEARNED       ACCUMULATED    COMPREHENSIVE       EQUITY
                                     COMPENSATION       DEFICIT          INCOME         (DEFICIT)
                                     -------------   -------------   --------------   -------------
Balance at January 14, 1998........  $         --    $          --      $     --      $          --
  Issuance of common stock to
    founder upon inception.........            --               --            --              5,000
  Issuance of Series A Convertible
    Preferred Stock on May 28, 1998
    for cash.......................            --               --            --         23,000,000
  Issuance of Series A Convertible
    Preferred Stock on May 28, 1998
    in exchange for $1,000,000
    note...........................            --               --            --          1,000,000
  Issuance of Series A Convertible
    Preferred Stock on June 22,
    1998 for cash..................            --               --            --          3,700,000
  Issuance of Series A Convertible
    Preferred Stock on July 2, 1998
    for cash.......................            --               --            --          3,500,000
  Issuance of Series A Convertible
    Preferred Stock on July 30,
    1998 for cash..................            --               --            --          1,800,000
  Transaction costs associated with
    the issuance of Series A
    Convertible Preferred Stock....            --               --            --           (205,225)
  Issuance of warrants to purchase
    50,000 shares of common stock
    associated with the acquisition
    of IIT on September 8, 1998....            --               --            --             40,000
  Issuance of warrants to purchase
    974,450 shares of common stock
    in connection with $9,095,000
    of debt on September 7, 1998...            --               --            --          1,948,930
  Issuance of warrants to purchase
    74,404 shares of common stock
    in connection with a $5,000,000
    financing commitment on
    September 22, 1998.............            --               --            --            148,810
  Issuance of warrants to purchase
    971 shares of Series B
    Convertible Redeemable
    Preferred Stock in connection
    with a $10,000,000 financing
    commitment on September 30,
    1998...........................            --               --            --            606,875
  Issuance of warrants to purchase
    62,500 shares of common stock
    associated with the acquisition
    of ACR on October 2, 1998......            --               --            --             50,000
  Issuance of warrants to purchase
    17,857 shares of common stock
    in connection with a $2,000,000
    financing commitment on
    December 18, 1998..............            --               --            --             35,714
  Dividends accrued on Series A
    Convertible Preferred Stock....            --               --                       (1,503,004)
  Accretion of common stock subject
    to repurchase to fair value....            --               --                       (3,903,865)
  Accretion of Series B Convertible
    Redeemable Preferred Stock to
    fair value.....................            --               --                         (236,991)
  Net loss for the period
    January 14, 1998 through
    December 31, 1998..............            --      (32,453,312)           --        (32,453,312)
                                     -------------   -------------      --------      -------------
Balance at December 31, 1998.......            --      (32,453,312)           --         (2,467,068)
                                     -------------   -------------      --------      -------------
  Dividends accrued on Series A and
    Series B Convertible Preferred
    Stock..........................            --               --            --         (2,328,150)
  Accretion of common stock subject
    to repurchase to fair value....            --               --            --        (23,938,069)
  Accretion of Series B Convertible
    Redeemable Preferred Stock to
    fair value.....................            --               --            --            (99,252)
  Conversion of Series A
    Convertible Preferred Stock to
    common stock...................            --               --            --                 --
  Conversion of Series B
    Convertible Redeemable
    Preferred Stock to common
    stock..........................            --               --            --         62,242,500
  Reclassification of common stock
    subject to repurchase to common
    stock..........................      (633,184)              --            --         28,083,069
  Issuance of common stock upon
    initial public offering........            --               --            --        144,900,000
  Initial public offering issuance
    costs..........................            --               --            --        (12,190,627)
  Issuance of common stock upon
    exercise of stock options......            --               --            --            555,157
  Issuance of common stock upon
    exercise of stock options in
    exchange for note..............            --               --            --                 --
  Issuance of common stock upon
    exercise of warrants...........            --               --            --             73,713
  Contribution of common stock to
    employee benefit plan..........            --               --            --            378,662
  Repurchase of common stock.......            --               --            --            (10,000)
  Amortization of unearned
    compensation...................       271,362               --            --            407,043
  Stock compensation expense for
    issuance of common stock
    options at below fair market
    value..........................            --               --            --          6,019,781
  Comprehensive income:
    Net loss for the period January
     1, 1999 through September 30,
     1999..........................            --      (69,052,069)           --        (69,052,069)
    Other comprehensive
     income--unrealized gain on
     marketable securities.........            --               --       284,367            284,367
                                                                                      -------------
  Total comprehensive income
    (loss).........................            --               --            --        (68,767,702)
                                     -------------   -------------      --------      -------------
Balance at September 30, 1999
(unaudited)........................  $   (361,822)   $(101,505,381)     $284,367      $ 132,859,057
                                     =============   =============      ========      =============

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    FOR THE PERIOD
                                                                                                   FROM JANUARY 14,
                                                                                    NINE MONTHS     1998 (DATE OF
                                            THREE MONTHS ENDED SEPTEMBER 30,           ENDED          INCEPTION)
                                         ---------------------------------------   SEPTEMBER 30,   THROUGH SEPTEMBER 30,
                                              1999                 1998                1999              1998
                                         ------------------   ------------------   -------------   ---------------------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES
Net loss...............................     $(27,767,038)        $ (9,208,525)     $(69,052,069)       $(12,423,214)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation.........................        4,546,714              232,118        10,710,756             269,134
  Amortization.........................        1,401,000            --                4,083,000           --
  Amortization of unearned compensation
    related to the issuance of common
    stock..............................          135,681            --                  407,043           --
  Non-cash stock compensation
    expense............................        3,309,567               90,455         6,398,443              90,455
  Non-cash interest expense............           62,974            --                  188,921           --
  Changes in operating assets and
    liabilities:
    Accounts receivable................       (2,568,616)          (1,309,469)       (6,993,083)         (1,309,469)
    Prepaid expenses and other current
      assets...........................          225,788             (739,713)       (2,556,916)           (834,533)
    Deferred IMAP costs................       (2,373,366)           --               (5,370,347)          --
    Accounts payable...................          251,712            2,133,936           522,557           2,659,047
    Accrued compensation...............          747,013              457,203         2,203,846             457,203
    Accrued expenses and other current
      liabilities......................        1,293,636            2,375,912         3,046,281           3,297,804
                                            ------------         ------------      -------------       ------------
Net cash used in operating
  activities...........................      (20,734,935)          (5,968,083)      (56,411,568)         (7,793,573)

INVESTING ACTIVITIES
Purchases of property and equipment....       (9,804,036)         (11,899,757)      (58,867,670)        (16,219,463)
Change in restricted cash..............          375,000             (101,983)           75,000            (581,712)
Sales (purchases) of available-for-sale
  securities...........................        7,794,192            --              (40,140,309)          --
Acquisitions, net of cash acquired.....        --                 (14,193,796)       (1,079,307)        (14,193,796)
Change in other assets.................          (79,579)              (9,643)          (42,379)           (262,616)
                                            ------------         ------------      -------------       ------------
Net cash used in investing
  activities...........................       (1,714,423)         (26,205,179)     (100,054,665)        (31,257,587)
                                            ------------         ------------      -------------       ------------

FINANCING ACTIVITIES
Proceeds from issuance of Series A
  Convertible Preferred Stock..........        --                   5,205,907           --               31,905,907
Proceeds from loan from officer,
  subsequently converted into Series A
  Convertible Preferred Stock..........        --                   --                  --                1,000,000
Expenses from issuance of Series B
  Convertible Redeemable Preferred
  Stock................................        --                   --                  (99,252)          --
Proceeds from issuance of common stock
  upon initial public offering, net of
  issuance costs.......................          (90,806)           --              132,709,373           --
Proceeds from issuance of common
  stock................................        --                      15,000           --                   15,000
Dividends paid to preferred
  stockholders.........................        --                   --               (3,831,154)          --
Proceeds from exercise of stock options
  and warrants.........................          453,723            --                  628,870           --
Proceeds from issuance of long-term
  debt.................................       15,843,909           16,614,307        27,124,538          17,385,179
Payment to former shareholders of
  acquired businesses..................          (45,302)           --              (10,826,735)          --
Payments on long-term debt.............       (1,645,560)             (13,086)       (3,054,650)            (16,190)
Payments on capital lease
  obligations..........................         (747,158)              (8,301)       (1,410,014)             (8,301)
                                            ------------         ------------      -------------       ------------
Net cash provided by financing
  activities...........................       13,768,806           21,813,827       141,240,976          50,281,595
                                            ------------         ------------      -------------       ------------
Net increase (decrease) in cash........       (8,680,552)         (10,359,435)      (15,225,257)         11,230,435
Cash and cash equivalents at beginning
  of period............................       37,257,760           21,589,870        43,802,465           --
                                            ------------         ------------      -------------       ------------
Cash and cash equivalents at end of
  period...............................     $ 28,577,208         $ 11,230,435      $ 28,577,208        $ 11,230,435
                                            ============         ============      =============       ============

                            SEE ACCOMPANYING NOTES.

                            USINTERNETWORKING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1999 (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements for the period from January 14, 1998 (date of inception) through December 31, 1998 included in the Company's registration statement on Form S-1, File No. 333-70717, effective April 8, 1999, as amended (the "Registration Statement").

2. ACCOUNTING CHANGE

    On July 1, 1999, the Company changed its estimate of the useful life of its computer equipment from three to five years. The change in estimate will be accounted for prospectively, with depreciation expense for periods subsequent to June 30, 1999 calculated so as to depreciate the remaining book value of the equipment at June 30, 1999 equally over the revised estimated useful life.

    The effect of this change was to decrease depreciation expense and net loss by $1,316,000 for the three and nine months ended September 30, 1999. Basic and diluted loss per share for the three and nine months ended September 30, 1999 was lower by $.03 per share and $.05 per share, respectively, as a result of the change.

3. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per common share:

                                                                                                         FOR THE PERIOD FROM
                                                            THREE MONTHS ENDED                            JANUARY 14, 1998
                                                               SEPTEMBER 30,            NINE MONTHS      (DATE OF INCEPTION)
                                                        ---------------------------   ENDED SEPTEMBER          THROUGH
                                                            1999           1998           30, 1999       SEPTEMBER 30, 1998
                                                        ------------   ------------   ----------------   -------------------
Numerator:
  Net loss............................................  $(27,767,038)  $ (9,208,525)    $(69,052,069)       $(12,423,214)
  Dividends on Series A and Series B Convertible
    Preferred Stock...................................       --            (657,742)      (2,328,150)           (843,004)
  Accretion of common stock subject to repurchase to
    fair value........................................       --          (1,338,437)     (23,938,069)         (1,475,000)
  Accretion of Series B Convertible Redeemable
    Preferred Stock to fair value.....................       --             --               (99,252)          --
                                                        ------------   ------------     ------------        ------------
                                                        $(27,767,038)  $(11,204,704)    $(95,417,540)       $(14,741,218)
                                                        ============   ============     ============        ============
Denominator:
  Weighted-average number of shares of common stock
    outstanding and not subject to repurchase during
    the period........................................    40,028,808        625,000       25,575,285             625,000
                                                        ------------   ------------     ------------        ------------
Basic and diluted loss per common share...............  $      (0.69)  $     (17.93)    $      (3.73)       $     (23.59)
                                                        ============   ============     ============        ============

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1999 (UNAUDITED)

3. LOSS PER SHARE (CONTINUED)

    Basic loss per share is based upon the average number of shares of common stock outstanding during the periods. The 1998 computations exclude 1,343,750 shares of common stock subject to repurchase.

    Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of common stock subject to repurchase, convertible preferred stocks, stock options and warrants in the 1998 periods and stock options and warrants in the 1999 periods.

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                     DECEMBER 31,   SEPTEMBER 30,
                                                         1998           1999
                                                     ------------   -------------
Building and land..................................  $   959,124     $14,458,390
Furniture and fixtures.............................      779,332       2,336,762
Equipment and automobiles..........................    2,151,877       3,241,954
Computers and software.............................   16,018,565      63,343,718
Leasehold improvements.............................    3,299,132       8,002,158
                                                     -----------     -----------
                                                      23,208,030      91,382,982
Accumulated depreciation...........................   (1,567,885)     (9,710,162)
                                                     -----------     -----------
Total..............................................  $21,640,145     $81,672,820
                                                     ===========     ===========

    Substantially all property and equipment is collaterialized under financing arrangements.

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
Note payable to a bank due June 30, 2001 and bearing
  interest at 9.0% per annum. The note is payable in monthly installments of principal and interest of $6,644 with all
  unpaid principal and interest due at maturity. The note is secured by a mortgage on the real property purchased with
  the proceeds and with a $79,929 letter of credit pledged
  as additional security....................................  $   639,517     $   623,352

Note payable to a bank due July 21, 2001 and bearing
  interest at 9.0% per annum. The note is payable in monthly installments of principal and interest of $2,249 with all
  unpaid principal and interest due at maturity. The note is secured by a mortgage on the property purchased with the
  proceeds and with a $26,984 letter of credit pledged as
  additional security.......................................      217,689         212,306

Notes payable due on August 1, 2001 and bearing interest at
  13.0% per annum. The notes are payable in monthly
  installments of principal and interest of $77,429 and are
  collateralized by certain furniture, fixtures, equipment
  and software purchased by the Company.....................    2,081,563       1,567,264

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1999 (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
Note payable due on September 1, 2001 and bearing interest
  at 13.0% per annum. The note is payable in monthly
  installments of principal and interest of $4,868 and is
  collateralized by certain furniture, fixtures, equipment
  and software purchased by the Company.....................  $   134,519     $   102,427

Note payable due on October 1, 2001 and bearing interest at
  17.1% per annum. The note is payable in monthly
  installments of principal and interest of $158,000 with
  all unpaid principal and interest due at maturity. This
  note is collateralized by certain software licenses
  purchased by the Company..................................    4,501,175       3,606,628

Notes payable due on February 1, 2002 and bearing interest
  at 15.0% per annum. The note is payable in monthly
  installments of principal and interest ranging from
  $35,730 to $40,348 and is collateralized by certain
  furniture, fixtures, equipment and software purchased by
  the Company...............................................      --            1,840,915

Note payable due on October 1, 2002 and bearing interest at
  13.6% per annum. The note is payable in monthly
  installments of principal and interest of $58,522 and is
  collateralized by certain furniture, fixtures and
  equipment purchased by Company............................      --            1,850,736

Note payable due on April 1, 2002 and bearing interest at
  17.1% per annum. The note is payable in monthly
  installments of principal and interest of $78,650 and is
  collateralized by certain furniture, fixtures, equipment
  and software purchased by the Company.....................      --            2,127,287

Note payable due on January 1, 2002 and bearing interest at
  11.9% per annum. The note is payable in monthly
  installments of principal and interest of $209,028 and is
  collateralized by certain software licenses purchased by
  the Company...............................................      --            1,911,653

Notes payable due on July 1, 2003 and bearing interest at
  14.1% per annum. The notes are payable in monthly
  installments of principal and interest of $94,894 and are
  collateralized by certain equipment and software purchased
  by the Company............................................      --            2,743,634

Note payable due on June 1, 2002 and bearing interest at 14%
  per annum. The note is payable in monthly installments of
  principal and interest of $396,694 and is collateralized
  by certain equipment and software purchased by the
  Company...................................................      --           10,680,130

Note payable due on September 1, 2002 and bearing interest
  at 13.4% per annum. The note is payable monthly
  installments of principal and interest of $68,614 and is
  collateralized by certain furniture, fixtures, equipment
  and software purchased by the Company.....................      --            2,022,312

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1999 (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
Note payable due on May 1, 2006 and bearing interest at 7.5%
  per annum. The note is payable in monthly installments of
  principal and interest of $44,063 with all unpaid
  principal and interest due at maturity. The note is
  secured by a mortgage on the real property purchased with
  the proceeds.                                               $   --          $ 7,028,874

Note payable due on March 1, 2001 and bearing interest at
  6.6% per annum. The note is payable in monthly
  installments of principal and interest ranging from
  $19,908 to $28,237 and is collateralized by the general
  assets of the Company.....................................      --              633,688

Notes payable due between February 28, 2003 and March 11,
  2004 and bearing interest at rates ranging from 8.25% to
  9.99% per annum. The notes are payable in monthly
  installments of principal and interest ranging from $542
  to $1,274 and are secured by automobiles purchased with
  the proceeds..............................................      107,630          93,225
                                                              -----------     -----------
Total.......................................................    7,682,093      37,044,431
Less: current portion.......................................    1,757,588      10,055,592
Less: discounts.............................................      692,711         503,790
                                                              -----------     -----------
                                                              $ 5,231,794     $26,485,049
                                                              ===========     ===========

    Aggregate maturities of long-term debt at September 30, 1999 are as follows:

October 1, 1999 through December 31, 1999...................  $ 2,319,476
2000........................................................   11,294,001
2001........................................................   11,892,297
2002........................................................    4,439,325
2003........................................................      390,045
2004 and thereafter.........................................    6,709,287
                                                              -----------
Total.......................................................  $37,044,431
                                                              ===========

    At September 30, 1999, the fair value of long-term debt approximates its carrying value.

6. SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED

    At December 31, 1998, the Company had outstanding current liabilities for the purchase of fixed assets of $7,500,000, for which the Company had outstanding commitments to finance on a long-term basis. The Company executed the financings in early 1999, and therefore classified at December 31, 1998 $5,282,450, or the portion of the $7,500,000 financing that is due after 1999, as long-term. The remaining $2,217,550, which is due in 1999, is included in accounts payable at December 31, 1998. These obligations bear interest at rates from 9% to 17% per annum, and will mature in varying installments through January 2002. The balance sheet at September 30, 1999 includes these amounts in long-term debt.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1999 (UNAUDITED)

7. SEGMENT INFORMATION

    During 1998 and through June 1999, the Company was organized into two business units -- IMAP and Professional IT Services. In the third quarter of 1999, the Company changed the manner in which it manages its operations and reports the activities of those operations. The Company is now organized into seven business units that offer unique software solutions. These operating segments have been aggregated for reporting purposes into two segments, as follows:

    - ENTERPRISE WIDE SOLUTIONS -- provides enterprise relationship management, financial management, human resource, and professional services automation software product offerings; and

    - E-COMMERCE AND WEB BASED SOLUTIONS-- provides electronic commerce, enhanced messaging and decision support product offerings.

    Management believes that the aggregation of the operating segments helps users of the financial statements better understand performance. The combined operating segments have similar economic characteristics and products and meet other criteria for aggregation. Both business units utilize an Internet-based network, which enables clients to use leading business software applications without the burden of owning, or managing the underlying technology. These services are delivered to customers through a network of Enterprise Data Centers located in Maryland, California, Amsterdam and Tokyo.

    The Company evaluates the performance of its new operating segments based on contribution margin, or revenues less variable direct costs. This contribution margin excludes an allocation of network and infrastructure costs, selling, general and administrative costs, non-cash stock compensation expense, and depreciation and amortization.

    The Company does not prepare information regarding segment assets. The accounting policies used by the reportable segments are the same as those used by the Company as described in Note 1 to the December 31, 1998 consolidated financial statements.

                                                                                      FOR THE PERIOD FROM
                                            THREE MONTHS ENDED         NINE MONTHS     JANUARY 14, 1998
                                               SEPTEMBER 30,              ENDED       (DATE OF INCEPTION)
                                        ---------------------------   SEPTEMBER 30,         THROUGH
                                           1999             1998          1999        SEPTEMBER 30, 1998
                                        ----------       ----------   -------------   -------------------
Revenues:
 Enterprise Wide Solutions............  $5,251,700       $  515,488    $10,774,249        $   515,488
 E-Commerce and Web Based Solutions...   4,524,922               --     10,077,465                 --
                                        ----------       ----------    -----------        -----------
 Consolidated.........................  $9,776,622       $  515,488    $20,851,714        $   515,488
                                        ==========       ==========    ===========        ===========
Segment operating profit:
 Enterprise Wide Solutions............  $3,031,209       $  172,571    $ 5,610,255        $   172,571
 E-Commerce and Web Based Solutions...     922,472               --      1,343,761                 --
                                        ----------       ----------    -----------        -----------
 Consolidated.........................  $3,953,681       $  172,571    $ 6,954,016        $   172,571
                                        ==========       ==========    ===========        ===========

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1999 (UNAUDITED)

7. SEGMENT INFORMATION (CONTINUED)

    A reconciliation of segment operating loss to net loss during the periods presented is as follows:

                                                                                                FOR THE PERIOD FROM
                                                                                NINE MONTHS      JANUARY 14, 1998
                                         THREE MONTHS ENDED SEPTEMBER 30,          ENDED        (DATE OF INCEPTION)
                                       -------------------------------------   SEPTEMBER 30,          THROUGH
                                             1999                1998               1999        SEPTEMBER 30, 1998
                                       -----------------   -----------------   --------------   -------------------
Segment operating loss for all
  segments...........................    $   3,953,681       $     172,571     $   6,954,016       $     172,571
Network and infrastructure costs.....       (4,613,826)          --              (11,360,299)          --
Selling, general and
  administrative.....................      (17,116,907)         (9,244,686)      (42,399,955)        (12,468,980)
Non-cash stock compensation
  expense............................       (3,445,248)            (90,455)       (6,805,486)            (90,455)
Depreciation and amortization........       (5,947,714)           (232,118)      (14,793,756)           (269,134)
Interest income......................          725,445             206,869         2,146,810             307,335
Interest expense.....................       (1,322,469)            (20,706)       (2,793,399)            (74,551)
                                         -------------       -------------     -------------       -------------
Net loss.............................    $ (27,767,038)      $  (9,208,525)    $ (69,052,069)      $ (12,423,214)
                                         =============       =============     =============       =============

    Revenues from one customer of the Company's Enterprise Wide Solutions segment accounted for approximately 18% and 16% of the Company's consolidated revenue for the three and nine months ended September 30, 1999, respectively.

8. INITIAL PUBLIC OFFERING

    In April 1999 the Company completed an initial public offering of 6,900,000 shares of common stock which resulted in net proceeds of approximately $132,700,000, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the offering, the Series A Preferred Stock and Series B Preferred Stock automatically converted into 30,899,526 shares of common stock, and the common stock subject to repurchase no longer became mandatorily redeemable by the Company.

    In February 1999, the Company's Board of Directors approved an 8 for 1 reverse stock split of common stock, options and warrants which became effective on April 8, 1999. Accordingly, all share and per share data including stock option, warrant and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

9. STOCK COMPENSATION PLAN

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

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1999 (UNAUDITED)

10. RELATED PARTY TRANSACTION

    In September 1999, the Company loaned $2,250,000 to an officer to purchase 375,000 shares of common stock. The loan is evidenced by a note that bears interest at 5% per annum, is payable on or before July 31, 2000, and is secured by shares of common stock held by the officer. The Company has classified the note as a reduction of stockholders' equity at September 30, 1999.

11. SUBSEQUENT EVENTS

    On October 8, 1999 the Company purchased the assets of Conklin & Conklin, Inc. for $8.0 million in cash, $0.6 million in assumed debt and $2.0 million represented by a secured note. In addition, Conklin's shareholders will be entitled to contingent payments of up to $4.0 million, payable in up to 333,333 shares of common stock, if the acquired business meets certain milestones. Conklin & Conklin, Inc. is a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses.

    In October and November 1999, the Company issued $125,000,000 of convertible subordinated notes, due November 1, 2004. The net proceeds from the issuance were approximately $120,100,000. The Notes pay interest semi-annually on May 1 and November 1 at 7%, and are convertible into Common Stock at the holder's option at a price of $37.275 per common share.

              I.I.T. HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE PERIOD    FOR THE PERIOD
                                                    JULY 1, 1998    JANUARY 1, 1998
                                                      THROUGH           THROUGH
                                                    SEPTEMBER 7,      SEPTEMBER 7,
                                                        1998              1998
                                                   --------------   ----------------
                                                              (UNAUDITED)
Consulting revenue...............................    $1,332,312       $   4,405,560
Cost of revenue..................................     1,235,491           2,976,499
                                                     ----------       -------------
Gross profit.....................................        96,821           1,429,061

Operating expenses:
  General and administrative.....................       769,875           1,803,611
  Sales and marketing............................         1,054               4,632
  Depreciation...................................         9,601              27,580
                                                     ----------       -------------
                                                        780,530           1,835,823
                                                     ----------       -------------
Loss from operations.............................      (683,709)           (406,762)
Interest expense.................................        (3,730)            (17,353)
                                                     ----------       -------------
Net loss.........................................    $ (687,439)      $    (424,115)
                                                     ==========       =============

                             SEE ACCOMPANYING NOTE.

              I.I.T. HOLDING, INC. AND SUBSIDIARIES (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE PERIOD      FOR THE PERIOD
                                                 JULY 1, 1998       JANUARY 1, 1998
                                                    THROUGH             THROUGH
                                               SEPTEMBER 7, 1998   SEPTEMBER 7, 1998
                                               -----------------   -----------------
                                                            (UNAUDITED)
OPERATING ACTIVITIES
Net loss.....................................     $ (687,439)          $ (424,115)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation...............................          9,601               27,580
  Change in assets and liabilities:
    Accounts receivable......................       (415,746)            (665,254)
    Other current assets.....................        (24,753)             (54,897)
    Other assets.............................         33,472                  618
    Accounts payable.........................         48,417               46,625
    Accrued expenses.........................      1,189,707            1,607,710
                                                  ----------           ----------
Net cash provided by operating activities....        153,259              538,267

INVESTING ACTIVITIES
Acquisition of equipment and vehicle.........         (1,618)             (44,948)
Proceeds from sale of vehicle................             --               17,504
                                                  ----------           ----------
Net cash used in investing activities........         (1,618)             (27,444)

FINANCING ACTIVITIES
Repayment of note payable to stockholder.....        (45,884)             (53,660)
Bank overdraft...............................             --             (157,056)
Repayments of note payable...................             --              (10,036)
Repayments of capital leases.................         (4,626)             (15,784)
                                                  ----------           ----------
Net cash used in financing activities........        (50,510)            (236,536)

Effect of exchange rate changes on cash......         10,143               42,283
                                                  ----------           ----------
Net increase in cash and cash equivalents....        111,274              316,570
Cash and cash equivalents at beginning of
  period.....................................        219,739               14,443
                                                  ----------           ----------
Cash and cash equivalents at end of period...     $  331,013           $  331,013
                                                  ==========           ==========

                             SEE ACCOMPANYING NOTE.

                     I.I.T. HOLDING, INC. AND SUBSIDIARIES

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 7, 1998 (UNAUDITED)

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

OVERVIEW

    I.I.T. Holding, Inc., the predecessor of USI for accounting purposes, specialized in systems analysis and design and systems integration solutions. IIT provided PeopleSoft human resource management and financial system implementation. IIT's consulting professionals have expertise in human resource management as well as accounting and financial systems.

    We acquired IIT in September 1998 as a part of our program to develop a new Internet-based service offering. IIT provides implementation capabilities that enable us to provide human resource and financial management functionality as part of our IMAP offerings.

    We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art Internet-based network. Since our inception in January 1998, we have devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing three strategic acquisitions and raising capital. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months, due primarily to additional start-up costs related to implementation of our services and the continued expansion and enhancement of our network. As of September 30, 1999, we had an accumulated deficit of approximately $101.5 million.

    In April 1999, we completed an initial public offering of our common stock. The net proceeds from the sale of the 6,900,000 shares of common stock were approximately $132.7 million. The initial public offering of common stock met the criteria for the automatic conversion of our outstanding Series A Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock into common stock. In addition, the repurchase rights lapsed with respect to all common stock subject to repurchase.

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

HISTORICAL RESULTS OF OPERATIONS--USINTERNETWORKING

COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE THREE-MONTH
  PERIOD ENDED
  SEPTEMBER 30, 1998

    REVENUE.  For the three months ended September 30, 1999, we generated
$6.7 million in IMAP revenue, and $3.1 million in professional IT services revenue. We generated $0.5 million in professional IT services revenue for the same period in 1998, primarily from our newly acquired subsidiary, IIT.

    GROSS MARGINS, DIRECT COSTS OF SERVICES, NETWORK AND INFRASTRUCTURE
COSTS. For the three months ended September 30, 1999, we incurred $5.8 million and $0.3 million of direct costs related to the delivery of our IMAP and professional IT services, respectively. For the same period in 1998, we incurred $0.3 million related to professional IT services and no costs related to IMAP services. Additionally, we incurred $4.6 million of costs related to the maintenance of our network and infrastructure for the three months ended September 30, 1999 and no related costs during the same period in 1998. Gross margins, including IMAP network and infrastructure costs, for the three months ended September 30, 1999 were (24.6)% and 33.5% for IMAP and professional IT services, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES.  For the three months ended
September 30, 1999, we incurred $4.9 million of general and administrative expenses compared to $7.4 million for the same period in 1998. The decrease of $2.5 million reflects the costs associated start-up activities during 1998 that were not incurred during the same period in 1999.

    SALES AND MARKETING EXPENSES. For the three months ended September 30, 1999, we incurred $10.9 million of sales and marketing expenses compared to $1.5 million for the same period in 1998. The increase of $9.4 million reflects the costs associated with the sales and marketing initiatives required to support our IMAP services during a full quarter of operations in the period ended September 30, 1999, compared to start-up activities during 1998.

    PRODUCT RESEARCH AND DEVELOPMENT EXPENSES. For the three months ended September 30, 1999, we incurred $1.2 million of product research and development expenses compared to $0.3 million for the same period in 1998. The increase of $0.9 million reflects the costs associated with the continued development of our new products and infrastructure during a full quarter of operation in the period ended September 30, 1999, compared to start-up activities during 1998.

    NON-CASH STOCK COMPENSATION EXPENSE.  For the three months ended
September 30, 1999, we incurred $3.4 million in non-cash compensation expense. Of this amount, $3.0 million reflects the period's expense in connection with employee stock options issued at an exercise price of $6.00 and an estimated fair market value of $20 to $33.50 per share at the date of grant. The remaining amount of $0.4 million reflects the Company's contribution of common stock to the employee benefit plan and the amortization of unearned compensation. The Company will record stock compensation expense of approximately $39.9 million through 2003 as a result of 1999 stock option grants. There was minimal non-cash stock compensation expense for the comparable period in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1999 totaled $5.9 million. Of this amount, $1.4 million represents the amortization of the goodwill recorded upon our acquisitions of ACR and IIT; the remaining $3.5 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. There was minimal depreciation and no amortization expense for the comparable period in 1998.

    INTEREST INCOME AND EXPENSE. For the three months ended September 30, 1999, we incurred $0.7 million in interest expense and generated $1.3 million of interest income. We had minimal interest income and expense during the period ended September 30, 1998.

COMPARISON OF THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE PERIOD ENDED
  SEPTEMBER 30, 1998

    REVENUE.  For the nine months ended September 30, 1999, we generated
$11.3 million in IMAP revenue, and $9.5 million in professional IT services revenue. We generated $0.5 million in professional IT services revenue for the period January 14, 1998, our date of inception, through September 30, 1998 primarily from our newly acquired subsidiary, IIT.

    GROSS MARGINS, DIRECT COSTS OF SERVICES, NETWORK AND INFRASTRUCTURE
COSTS. For the nine months ended September 30, 1999, we incurred $7.6 million and $6.3 million of direct costs related to the delivery of our IMAP and professional IT services, respectively. For the period from January 14, 1998, our date of inception, through September 30, 1998, we incurred no and $0.3 million of direct costs related to the delivery of our IMAP and professional IT services, respectively. Additionally, we also incurred
$11.3 million of costs related to the maintenance of our network and infrastructure for the nine months ended September 30, 1999 and no related costs during the same period in 1998. Gross margins, including IMAP network and infrastructure costs, for the three months ended September 30, 1999 were (67.8)% and 33.5% for IMAP and professional IT services, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES.  For the nine months ended
September 30, 1999, we incurred $15.8 million of general and administrative expenses compared to $10.4 million for the period from January 14, 1998, our date of inception, through September 30, 1998. The increase of $5.4 million reflects the costs required to support three full quarters of operations in 1999 that were not incurred during the same period in 1998, offset by one time start-up costs incurred in 1998.

    SALES AND MARKETING EXPENSES. For the nine months ended September 30, 1999, we incurred $24.6 million of sales and marketing expenses compared to $1.8 million for the period from January 14, 1998, our date of inception, through September 30, 1998. The increase of $22.8 million reflects the costs associated with the sales and marketing initiatives required to support our IMAP services during three quarters of operations in the period ended September 30, 1999, compared to start-up sales activities during 1998.

    PRODUCT RESEARCH AND DEVELOPMENT EXPENSES. For the nine months ended September 30, 1999, we incurred $2.0 million of product research and development expenses compared to $0.3 million for the period from January 14, 1998, our date of inception, through September 30, 1998. The increase of $1.7 million reflects the costs associated with the continued development of our new products and infrastructure during a full quarter of operation in the period ended
September 30, 1999, compared to start-up activities during 1998.

    NON-CASH STOCK COMPENSATION EXPENSE.  For the nine months ended
September 30, 1999, we incurred $6.8 million in non-cash compensation expense. Of this amount, $6.2 million reflects the period's expense in connection with employee stock options issued at an exercise price of $6.00 and an estimated fair market value of $20 to $33.50 per share at the date of grant. The remaining amount of $0.6 million reflects the Company's contribution of common stock to the employee benefit plan and the amortization of unearned compensation. There was minimal non-cash stock compensation expense for the comparable period in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1999 totaled $14.8 million. Of this amount, $4.1 million represents the amortization of the goodwill recorded upon our acquisitions of ACR and IIT; the remaining $10.7 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. There was minimal depreciation and no amortization expense for the comparable period in 1998.

    INTEREST INCOME AND EXPENSE. For the three months ended September 30, 1999, we incurred $2.1 million in interest expense and generated $2.8 million of interest income. We had minimal interest income and expense during the period ended September 30, 1998.

HISTORICAL RESULTS OF OPERATIONS--PREDECESSOR

    COMPARISON OF THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 OF USI TO THE
     PERIOD FROM JANUARY 1, 1998 THROUGH SEPTEMBER 7, 1998 OF PREDECESSOR

    REVENUE.  For the nine months ended September 30, 1999, we generated
$11.3 million in IMAP revenue, and $9.5 million in professional IT services revenue. For the period from January 1, 1998, through September 7, 1998, IIT generated $4.4 million in professional IT services revenue and no IMAP revenue. The increase in professional IT services revenue is attributable to the acquisition of ACR in October 1998, and the inclusion of its professional IT services revenue in the period ended September 30, 1999.

    GROSS MARGINS, DIRECT COSTS OF SERVICES, NETWORK AND INFRASTRUCTURE
COSTS. For the nine months ended September 30, 1999, we incurred $13.9 million of direct costs related to the delivery of our IMAP and professional IT services. For the period from January 1, 1998, through September 7, 1998, IIT incurred $3.0 million of direct costs related to the delivery of professional IT services. Additionally, we also incurred $11.3 million of costs related to the maintenance of our network and infrastructure. Our gross margin, including IMAP network and infrastructure costs, for the nine months ended September 30, 1999 was (67.8)%. The gross margin for IIT for the period from January 1, 1998, through September 7, 1998, was 32.4%.

    GENERAL AND ADMINISTRATIVE EXPENSES.  For the nine months ended
September 30, 1999, we incurred $15.8 million of general and administrative expenses compared to IIT's $1.8 million for the period from January 1, 1998, through September 7, 1998. The significant increase reflects costs associated with the continued development and maintenance of a much larger infrastructure required to support our IMAP services in the period ended September 30, 1999.

    SALES AND MARKETING EXPENSES. For the nine months ended September 30, 1999, we incurred $24.6 million of sales and marketing expenses compared to IIT's
$0.1 million for the period from January 1, 1998, through September 7, 1998. The significant difference reflects costs associated sales and marketing efforts required to support our IMAP services in the period ended September 30, 1999.

    PRODUCT RESEARCH AND DEVELOPMENT EXPENSES. For the nine months ended September 30, 1999, we incurred $2.0 million of product research and development expenses. IIT incurred no related expenses for the period from January 1, 1998, through September 7, 1998. The difference reflects the costs associated with the continued development of our new products and infrastructure during three full quarters of operations for the period ended September 30, 1999.

    NON-CASH STOCK COMPENSATION EXPENSE.  For the nine months ended
September 30, 1999, we incurred $6.8 million in non-cash compensation expense. IIT had no non-cash stock compensation expense for the period from January 1, 1998, through September 7, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1999, totaled $14.8 million. Of this amount, $4.1 million represents the amortization of the goodwill created through our acquisitions of ACR and IIT; the remaining $10.7 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. IIT incurred approximately $28,000 in depreciation expense for the period from January 1, 1998, through September 7, 1998.

    INTEREST INCOME AND EXPENSE. For the nine months ended September 30, 1999, we incurred $2.1 million in interest expense and generated $2.8 million of interest income. IIT had minimal interest expense and no interest income during the period from January 1, 1998, through September 7, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, we had cash and cash equivalents of $28.6 million and available-for-sale securities of $40.4 million.

    For the nine months ended September 30, 1999, we have used $56.4 million in operating activities, $100.1 million in investing activities and generated $141.2 million through financing activities. Included in financing activities was $132.7 million raised from an initial public offering in April 1999.

    We have used debt and capital leases to partially finance our capital purchases. As of September 30, 1999, we had obtained commitments for secured financing from several sources, including Cisco System Capital Corporation ($10.0 million), Venture Lending & Leasing II, Inc. ($10.0 million), Finova Capital Corporation ($11.7 million), Transamerica Business Credit Corporation ($4.0 million) and EMC Corporation ($6.4 million). At September 30, 1999, the total of our secured financing commitments was $73.3 million, of which $56.5 million had been funded.

    In October and November 1999, we issued $125 million of convertible subordinated notes, due November 1, 2004. The net proceeds from the issuance were approximately $120.1 million. The Notes pay interest at 7% and are convertible into common stock at the holder's option at a price of $37.275 per common share.

    In April 1999 we purchased an office building for $11.8 million. The seller financed $7.1 million of the purchase price through a first mortgage note due May 2006 bearing interest at 7.5% per annum. We expect to spend approximately $12 million in 1999 on improvements to the building and have arranged financing for $5.0 million of these improvements.

    We believe that these resources will be sufficient to fund our operations for the next twelve months. The majority of the base infrastructure required to provide our IMAP services has been purchased. As a result, our capital expenditures for the next several years will now largely be success-based, consisting of software licenses and hardware required to implement IMAP solutions for our new customers. These new customer contracts are expected to have an average term of three to five years; however, we anticipate that many of our customers will renew their contracts due to the cost and complexity of switching service providers.

    If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain such financing on terms acceptable to us, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations. We are presently pursuing a variety of sources of other debt financing, but no additional commitments have been obtained to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE (SOP 98-1). This SOP requires the capitalization of costs to purchase or develop internal-use software, including external direct costs of materials and services, payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. Allocations of overhead to capitalized costs are not permitted. Computer software costs related to research and development are expensed as incurred, as are training and maintenance costs. SOP 98-1 is effective for years beginning after December 15, 1998 and application is prospective. Through December 31, 1998, approximately $1 million of costs related to the implementation of internal use software were expensed. We have adopted SOP 98-1 in the first half of 1999, and have capitalized $1.0 million of costs in implementing our internal use software.

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

    - Complete analysis and, if necessary, testing and remediation of warranted consulting services provided by ACR, IIT and Conklin.

    - Complete implementation of any necessary changes and replacements to software products and software-related services used and provided by USI.

    - Implement procedures to ensure that any future software products and software-related services, as well as enhancements to existing software products and software-related services are developed in accordance with USI's Year 2000 compliance program. We anticipate that inventory and analysis of our existing systems will be completed by the middle of the fourth quarter of 1999. We anticipate that implementation of any required changes or replacements to existing systems as well as contingency planning for systems identified as having a high risk of non-compliance will be completed by the middle of the fourth quarter of 1999.

    - Revise contingency and business continuation plans, as necessary, in the event of the failure of the systems used by USI due to the Year 2000 millennium change.

    COSTS.  As of September 30, 1999, USI has incurred approximately
$0.75 million in expenses in connection with its Year 2000 compliance program. All expenses relating to Year 2000 compliance to date have been incurred in the normal course of our business, as we have developed our products, network, and implemented specific client applications. The cost of completing the Year 2000 compliance program is expected to be principally in the form of the opportunity costs of employees' time and consulting fees. USI may also need to purchase replacement products or other providers to assist in Year 2000 compliance efforts. Currently, the estimated final cost of the Year 2000 compliance program is approximately $1.0 million, which includes internal labor costs, the hiring of the Year 2000 consulting firm and reserves for additional outside consultants and additional hardware and software. We expect that this estimate will be refined as the analysis testing and implementation phases are completed.

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

    - If a product or service provided by USI or its subsidiaries is found to cause damage or injury to a client because of Year 2000 noncompliance, USI could be liable to the client for breach of warranty. USI's client contracts generally limit USI's liability. USI cannot accurately predict what legal claims may be brought against it. In addition, USI cannot predict the outcome of any legal claims. USI has contracts which make Year 2000 warranties. Some of these contracts make broader warranties than those made by the manufacturers of the software provided. The potential liability arising from some of these warranties is not capped and does not exclude consequential damages.

    - Significant and protracted interruption of electrical power to our data center operations could materially and negatively impact our ability to provide data center operations. To mitigate this risk, we have deployed back-up power systems at our data centers and have the capability to transfer all of the operations of one data center to another. However, electrical power interruptions that impact Internet connectivity providers could adversely impact us because of our reliance upon Internet-based operations for our day-to-day business.

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

    - In the course of our business, we use software products provided by other companies, and some of our products and services interface to other companies' systems. We have received information from various other third-party providers regarding the Year 2000 readiness of their products and we continue to review such information. We are also sending requests to other third parties for information regarding the Year 2000 readiness of their products and systems. As we do not have any control over these third parties, we cannot guarantee that such third-party products and systems will not suffer any adverse effects due to the Year 2000 issue, which may result in a material adverse effect on our business.

    - We have completed our Year 2000 contingency plans. However, if the contingency plans prove inadequate, our potential Year 2000 liabilities may be increased.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk principally as a result of changes in interest rates. Through September 30, 1999, we invested our excess cash in cash equivalents. Our long-term debt outstanding at September 30, 1999 requires the payment of interest at fixed rates of interest. As of September 30, 1999, our exposure to reasonably possible near-term changes in interest rates was not significant to our financial position, results of operations, and cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) -- (c) None.

    On April 8, 1999, in connection with USINTERNETWORKING's initial public offering, a Registration Statement on Form S-1 (No. 333-70717) was declared effective by the Securities and Exchange Commission, pursuant to which 6,900,000 shares of USINTERNETWORKING's common stock were offered and sold for the account of USINTERNETWORKING at a price of $21 per share. Generating gross offering proceeds of $144.9 million. The managing underwriters were Credit Suisse First Boston, Bear, Stearns & Co. Inc., BT Alex. Brown and Legg Mason Wood Walker Incorporated. After deducting approximately $10.1 million in underwriting discounts and $2.1 million in other related expenses, the net proceeds to USINTERNETWORKING were approximately $132.7 million.

    The net proceeds to USINTERNETWORKING were invested in short-term, investment-grade interest-bearing securities. USINTERNETWORKING used a portion of the net proceeds to pay accrued dividends on its preferred stock. USINTERNETWORKING has no specific plans at this time for the use of the remaining proceeds and expects to use such proceeds for working capital and general corporate purposes.

    (d) The Company filed its first registration statement under the Securities Act effective April 8, 1999, File No. 333-70717. From the effetive date of the registration statement to September 30, 1999, the Company's use of net offering proceeds was as follows:


Net offering proceeds to issuer.............................  $132,700,000
                                                              ============

Use of proceeds:
  Property and equipment....................................  $ 50,565,000
  Working capital...........................................     2,278,000
  Repayment of indebtness...................................     3,619,000
  Payments to former shareholders of acquired businesses....     3,405,000

Temporary investments:
  Cash and cash equivalents.................................    28,577,000
  Available-for-sale securities.............................    40,425,000

Other expenses:
  Payment of accrued dividends..............................     3,831,000
                                                              ------------
                                                              $132,700,000
                                                              ============

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       4.1 Indenture relating to the Company's 7% Convertible Subordinated Notes due November 1, 2004.

       27.1 Financial Data Schedule

    (b) Reports on Form 8-K.

    We filed a Current Report on Form 8-K dated October 22, 1999 under which we filed exhibits relating to our recent purchase of the assets of Conklin & Conklin, Inc. ("Conklin") for $8.0 million in cash, $0.6 million in assumed debt and $2.0 million represented by a secured note. Because the Conklin acquisition did not involve the acquisition of a significant business under Rule 305(a) or Rule 11-01(b) of Regulation S-X, financial statements of Conklin or pro forma financial information for the Conklin acquisition were not filed.

    We filed a Current Report on Form 8-K dated October 28, 1999 under which we filed a press release relating to our recent placement of $100,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due November 1, 2004.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, USINTERNETWORKING, INC. HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ANNAPOLIS, MARYLAND ON NOVEMBER 15, 1999.

                                                       USINTERNETWORKING, INC.

                                                       By:         /s/ CHRISTOPHER R. MCCLEARY
                                                            -----------------------------------------
                                                            Christopher R. McCleary
                                                            CHAIRMAN OF THE BOARD
                                                            AND CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ MARK J. MCENEANEY
                                                            -----------------------------------------
                                                            Mark J. McEneaney
                                                            SENIOR VICE PRESIDENT
                                                            AND CONTROLLER
                                                            (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
         4.1            Indenture relating to the Company's 7% Convertible
                        Subordinated Notes due November 1, 2004.
        27.1            Financial Data Schedule (EDGAR version only)