Form 10-K
period 1999-12-31
USINTERNETWORKING INC
filed 2000-03-29
CIK 1076732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File number 25737

USinternetworking, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	52-2078325 (IRS Employer Identification No.)

One USi Plaza, Annapolis, MD 21401-7478

(Address of principal executive officers)
(Zip Code)

(410) 897-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

(listed on the Nasdaq National Market System)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $5.2 billion as of March 14, 1999.

      The registrant had 96,345,190 shares of Common Stock outstanding as of March 14, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Registrant’s definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2000 is incorporated by reference in Part III of this Report.

      Unless otherwise indicated, all information in this report reflects both a three-for-two stock split effected by a stock dividend distributed on December 17, 1999 to all stockholders of record at the close of business on December 3, 1999 and an additional three-for-two stock split effected by an additional stock dividend distributed on or about March 28, 2000 to all stockholders of record at the close of business on March 14, 2000.

PART I

Item 1.  Business

About USi

      USi’s service offerings integrate leading packaged software applications with computing hardware, network security and operational support to meet the needs of middle market companies for business functions such as e-commerce, sales force automation and customer support, messaging and collaboration and professional services automation. We implement these applications in our data centers and enable our clients to access and utilize the applications over the Internet. We take full responsibility for providing these services to our clients, freeing them from the need to own and manage related computer systems, networks and software.

Market Trends

      We believe that there are four key market trends that drive our business opportunity:

•	the increased acceptance of the applications hosting model;

•	the rapid growth of e-commerce and Internet-based communications;

•	the competitive need of middle market and global 1000 enterprises to automate key business processes; and

•	the availability of Internet-enabled packaged software applications.

  The increased acceptance of the Application Service Provider model.

      The Application Service Provider model is being increasingly validated by the emergence of new entrants into this market. The “pure play” applications hosting companies today include companies such as Aristasoft, Breakaway Solutions, Corio, FutureLink, Interliant, Interpath and Telecomputing. KPMG, a leading systems integrator has announced a partnership with Qwest to provide application hosting solutions. USWeb/ CKS, another systems integrator, also provides application hosting solutions. The leading enterprise application companies such as Oracle, Siebel and SAP are either in the process of or are already providing application hosting solutions. The Web hosting companies such as Concentric, Digex and Verio, either by themselves or in partnership with other companies are expected to be participants in the Application Service Provider market. International Data Corporation estimates that the market opportunity in the high-end Application Service Provider market will reach $2 billion by 2003, representing a four-year compound annual growth rate of 91%.

  The rapid growth of e-commerce and Internet-based communications.

      An increasing number of companies use the Internet to enable fast and efficient communications between various constituents of their enterprises. The following examples illustrate this trend.

•	E-commerce is becoming a critical element of many businesses’ strategies. Companies increasingly demand that their vendors communicate ordering, invoicing and payment transactions through Internet-enabled applications. International Data Corporation estimates that commerce on the Internet will be more than $1 trillion by 2003, reflecting a four-year compound annual growth rate of 85%.

•	Enterprises are relying on the Internet to communicate with employees who are increasingly dispersed due to globalization and the development of alternative workplaces. According to Forrester Research, Inc. there are between 30 and 40 million telecommuters or home-based workers in the United States.

•	To interact with customers, suppliers and remote employees efficiently, an increasing number of businesses are implementing mission-critical applications over intranets and extranets rather than through dedicated private networks. Forrester Research, Inc. forecasts that the increasing demand for corporate intranets and extranets will fuel growth rates in excess of 30% in distributed infrastructure services resulting in a $140 billion market in 2002.

      As more companies implement mission-critical business applications on the Internet, the demand for the outsourced provision of key Internet infrastructure and services, or Web hosting, has significantly increased. The outsourcing of Web sites is occurring because businesses recognize that they do not have an infrastructure sufficient to ensure reliable and responsive deployment of mission-critical applications on the Internet. Web site hosting providers address these concerns by building substantial redundancy and capacious network bandwidth into their facilities. Moreover, they provide a physically secure data center environment, which helps to address businesses’ security concerns as they begin to move proprietary business information over the Internet.

  The competitive need of middle market enterprises to automate key business processes.

      Middle market enterprises increasingly face competitive demands to automate business processes, but they have frequently not been able to afford the functionality available to their larger competitors. This has been exacerbated by the shortage of IT professionals. We believe that these enterprises have a significant need for packaged application software to improve core business processes, reduce costs and enhance their global competitive position.

      We believe that many of the leading enterprise resource planning software packages remain too complex and too costly to be effective solutions for middle market companies. While many enterprise resource planning providers have begun offering products that are targeted for the middle market, implementation of these packages generally still requires specialized skill sets and frequently takes three to twelve months. In addition, the infrastructure required to support these packages, once implemented, is also beyond the capabilities of many middle market businesses. Faced with these costs and time frames, many middle market companies choose to forgo the capabilities of leading enterprise resource planning packages in favor of less functional products. We believe that a lower cost, more easily implemented approach would allow these middle market businesses to capitalize on the functionality of leading enterprise resource planning packages and better position these businesses against larger competitors.

  The availability of Internet-enabled packaged software applications.

      Until recently, companies wanting to implement Internet applications had to develop their own software applications or customize existing packages. This made each implementation unique and costly. It also made implementation time frames and costs unpredictable. Over the past two years, however, major packaged application providers, such as Siebel, PeopleSoft, Lawson, Oracle, J.D. Edwards and others, have released versions of their software which can be accessed and used over the Internet. Internet-enabled software is becoming an increasingly common offering of providers of applications for distributed users such as e-commerce, enterprise resource planning applications, and sales force automation, where the increasing ubiquity of the Internet makes it a cost-efficient mechanism for implementing distributed functions.

      We believe that the availability of Internet-enabled packaged software makes it possible, for the first time, to implement these applications on the Internet in predictable time frames, with predictable costs, and without writing custom code.

The USi Solution

      We believe that we are well positioned to take advantage of these trends. We have established our iMAP services as a leading single-source solution for the Internet-enabled application software needs of middle market enterprises. We take responsibility for the deployment and maintenance of the iMAP best-of-breed packaged software applications. This allows our clients to focus on their core competencies without mediating among disparate vendors. Our iMAP solutions enable clients to buy these mission-critical functions as a service from a single vendor, rather than as a collection of technologies from multiple vendors.

      We have teamed with major packaged application software providers to implement our iMAP solutions. We have built a network of EDCs through which our clients’ business software applications are deployed. The network offers fast, reliable and secure access to the client application web sites that we manage, which serve as the “Internet gateways” for enterprises and their employees, customers and partners to access and use business application software and data. The servers are generally procured and maintained by us and dedicated to specific clients. Clients can define specific groups, such as their sales force, customers, or investors, to have full or limited access to their web sites. Because our network is deployed globally, access to client applications can be equally responsive in North America, Europe and Asia. Moreover, geographically dispersed backup is designed to ensure high reliability and data integrity. We provide packaged application software and support along with our services on the basis of multi-year contracts paid on a monthly basis. We believe that the combination of our Internet communications capability along with Internet-enabled software applications makes our iMAP offerings the first truly integrated Internet communications and computing solution.

  Operate a specialized global network

      We have constructed a highly reliable, fully redundant, global network specifically designed to support our iMAP solutions. Our network is designed to provide the fastest possible response time, the highest level of security and 99.9% availability to our clients. We have EDCs in Annapolis, Silicon Valley, Amsterdam and Tokyo. These EDCs are monitored and managed from our Global Enterprise Management Center in Annapolis and a remote back-up GEMC in Silicon Valley. The network is designed around dual primary backbones connecting our EDCs and GEMCs. Our dedicated network is linked to the Internet in North America via eight major backbone providers, allowing our clients to bypass congested public exchange points. In addition, our network is linked with two backbone providers in each of Europe and Asia, enabling us to provide global connectivity to our clients. Large storage arrays in Annapolis and Silicon Valley can provide real-time back-up of North American client sites, enabling us to provide an unusually high level of data integrity. We use our network operations platform, USiView, to proactively manage and monitor our network systems, telecommunications hardware, network connectivity, operating systems and applications software.

[IMAP SERVICES GRAPHIC]

      This specialized network enables us to provide very high levels of reliability, security and responsiveness to client constituents, whether they access our applications through the Internet or from behind a client LAN (as illustrated above).

  Deliver integrated service offerings around business processes

      We have expert product teams that specialize in implementing iMAP solutions to support specific business processes. Our consulting and implementation teams have specific expertise in implementing our iMAP solutions for e-commerce, sales force automation and customer support, human resource and financial management, messaging and collaboration and professional services automation. Each team can integrate a specific application software package and the required Internet communications services, which together provide a total solution for a specific business process. These teams can implement applications and generate value for customers very quickly. For example, our typical implementation of Siebel technology is designed to be completed in 45 days. We believe that this provides a competitive advantage over a more conventional implementation which requires six months to more than a year for completion. The consulting and implementation teams hand off the implemented application to our operations group, which runs and maintains the application as well as provides ongoing support to the client through our client care organization.

  Leverage strategic relationships with leading software application providers

      We have established relationships in key application areas with vendors, including BroadVision and Microsoft in e-commerce; Ariba in business-to-business e-commerce; Siebel in sales force automation, customer service and enterprise marketing; PeopleSoft and Lawson in human resources and financials;

Microsoft Exchange in messaging and collaboration; Niku in professional services automation; and Sagent in decision-making support. We are the exclusive Application Service Provider of Siebel enterprise relationship management applications for customers of SiebelNet, Inc. which is headquartered in North America and are one of ten currently certified PeopleSoft Application Service Providers. The agreements with software providers generally enable us to deploy the applications as a service, without the need to establish a separate licensing arrangement for each client. The agreements also enable us to provide our clients with an economically attractive service offering, and afford us co-marketing and co-branding opportunities. These agreements provide us with an initial software portfolio that can meet a broad range of our clients’ enterprise resource planning, e-commerce and communication needs. In addition, the agreements provide us with an accelerated path to developing our expert product teams around the software applications and business processes these applications support.

  Implement services-based business model

      We sell our iMAP solutions as a service, not as a technology. Accordingly, our clients sign long-term contracts with fixed monthly payments made as the service is delivered. We believe that selling our iMAP solutions as a service reduces our clients’ initial capital expenditures and makes it easier for non-technical executives to purchase our products.

The USi Strategy

      The focus of our strategy is to deliver timely, reliable and secure iMAP services to our clients. We believe that by doing so we will rapidly build our client base and secure long-term relationships, especially with those clients in the middle market. We intend to continue investing to maintain a value advantage over our competitors and to capitalize on our first mover advantages, as follows:

•	Develop new business. We will continue to develop new business by soliciting potential clients through joint marketing campaigns with our hardware, software and integration partners, advertising in industry specific periodicals and newspapers, sponsoring seminars and trade shows in selected markets, and conducting targeted mass mailings of marketing material.

•	Cross-sell products to increase penetration of accounts. We are able to provide a range of packaged software applications and complex web hosting services to our clients. We actively seek to increase our sales to clients by cross-selling our products and services. Our aim is to increase our implementation and provision of our clients’ mission-critical business processes.

•	Expand our portfolio of iMAP solutions. We have entered into strategic partnerships with numerous application software vendors. These vendors are offering or developing additional applications in specific vertical market segments which we expect to deploy in order to expand our portfolio of iMAP solutions.

•	Enhance the capacity and functionality of our global network. We will continue to deploy enhanced value features into our network. In addition, as we begin to address clients located in Europe and Asia, we will expand our capacity in those regions. Today, we provide European and Asian mirror sites to our clients from collocated EDCs in Amsterdam and Tokyo.

•	Emphasize the iMAP brand. We have focused our sales and marketing efforts to distinguish iMAP as a branded product offering focused on the middle market and selected divisions of larger multi-national organizations. Our direct sales organization allows our sales representatives to understand each client’s specific business needs better and provide the ongoing support that facilitates effective cross-selling.

iMAP Offerings

      Our current iMAP offerings provide integrated solutions to meet the needs of middle market and global 1000 clients implementing distributed business functions, whether based on applications we provide or where we are hosting existing applications provided by the client. These solutions integrate four basic components.

•	Leading packaged application and database software. Our application packages address major business process areas including e-commerce, sales force automation and customer support, human resource and financial management, messaging and collaboration and professional services automation. We have chosen to focus on mission-critical business processes that serve distributed users. These processes can gain maximum value from Internet implementations, our management of database platforms and from our infrastructure.

•	USi-managed client application Web sites available via our global network. USi-managed client application Web sites are housed on dedicated USi-managed servers and available via a reliable, high-performance and secure global Internet network. Our network architecture is designed to ensure responsiveness and allows clients to define which groups will have full or limited access to the Web site or the server.

•	Consulting and systems integration services. iMAP consulting and systems integration services define, develop and offer a service that provides access to a combination of our network services, application software and related hardware necessary to provide our service and meet a specific client’s needs. Within the iMAP solutions, we do not develop software nor do we implement substantial customization of existing packages. Rather, modular packages applications are configured to meet a client’s requirements.

•	Integrated client service. Once implemented, iMAP solutions are efficiently managed in our network of EDCs. We provide client support twenty-four hours a day, seven days a week, from dedicated teams with specific knowledge of each client implementation.

      In addition to the specific application areas that we support, we allow clients to host their own software applications in our highly reliable and secure data center environment. In this context, the iMAP offering consists of all of the above elements other than the provision of application layer software. Clients for this complex Web hosting realize all the reliability, security and responsiveness benefits of our network; however, we take no responsibility for the application itself. We believe that many of our complex Web site management clients intend to migrate to a USi-supported application over time.

      Most of our iMAP contracts, including our contracts for complex Web hosting, provide for a modest initial payment and are generally not less than three years in length. However, client contracts signed under our agreement with Siebel may have a term as short as six months and we foresee that some Web hosting contracts may also have shorter terms. Several of our earliest iMAP contracts permit early termination without substantial penalty. Our contracts provide for prospective payment reductions in the event that agreed service levels, as measured and quantified by system performance benchmarks, are not met.

The USi Service Components

Ongoing Support

Implementation Services

24 x 7 Security

Applications & Databases

Computing Hardware

Data Centers

Networked Communications

USi’s Special Applications Network

      We designed our global network specifically to provide superior performance for the iMAP offerings. By maintaining architectural and operational control over our network up to the point at which the client’s traffic leaves its ISP backbone or corporate LAN, our network is designed to:

•	provide uptime of 99.9% or better to the entire network, which includes the dedicated customer server;

•	provide fast and predictable response time and access to customer content globally; and

•	provide reliable and customized network security.

  Network uptime

      Our global network is designed to ensure 99.9% uptime by following four specific principles:

•	avoiding incompatibility through standardization;

•	utilizing redundant components;

•	offering the ability to mirror client servers in separate EDCs; and

•	implementing USiView, our global end-to-end network management system.

      Our network is designed around Cisco networking hardware, which minimizes multi-vendor integration and reduces the risks of hardware incompatibility and implementation delay. Cisco has designated our network as a Cisco Powered Network, indicating that Cisco has reviewed and approved the network design. Our network architecture relies on redundancy of network hardware, facilities infrastructure such as power supplies and telecommunications circuits, which maximizes the network availability. In addition, we have redundant EDCs, GEMCs and wide area networks connecting our EDCs. The wide-area network connection can be used to dynamically mirror or provide a duplicate site for each client at an alternative EDC location. This mirroring feature protects the site from downtime resulting from catastrophic failure at a specific geographic location. For clients requiring real time disaster recovery, we use storage arrays that enable real time data mirroring and are designed to maintain the integrity of data to within minutes.

      The GEMC staff manages and monitors the network systems environment, telecommunications hardware and data content servers in all of our EDCs, both domestic and international, using USiView, our global network operations technology, an end-to-end network management platform. USiView consists of an integrated suite of scalable software tools that allow the GEMC staff to proactively monitor systems-level events, processes and thresholds. USiView is the foundation of our systems and operations management strategy, providing us with:

•	a unified configuration and change management method;

•	an event correlation facility that collects, processes and responds to management event information from a variety of sources; and

•	a central repository for inventory and asset management information.

  Fast response time

      In order to facilitate the faster response time, we have designed our PriorityPeering network to avoid congestion areas on the Internet and have specifically designed our primary GEMC to support our integrated network. We seek to avoid the known Internet congestion points at the Metro Area Exchanges and at the network access points. In order to bypass the MAEs and network access points, our network in North America connects directly with eight major Internet Service Providers’ backbones, which carry about 85% of all the traffic on the Internet today. Client data is routed directly over an ISP’s network to our network, bypassing congested public exchange points.

  Network security

      Each EDC features multiple levels of security to isolate private information from public information. Private network infrastructure is physically isolated with cabling, switches and routers separately maintained from the hardware for the public network infrastructure. In addition, access to the EDCs and GEMCs is restricted to authorized personnel by hand scan readers, which also monitor and record entrances and departures. The public network and the private network have minimal electronic or logical interconnection and are connected only through a redundant firewall. The network also includes firewall products that enforce data security and policy-based routing for clients who prefer secure access to server resources. We believe that these measures ensure complete separation and security between its public and private networks.

Strategic Software Vendor Relationships

      In developing our iMAP solutions, we have formed relationships with some of the market-leading software providers whose applications support critical business processes. These application providers include BroadVision, Ariba, Siebel, Lawson, PeopleSoft, Microsoft, Niku and Sagent. We believe that we have proven to be an attractive partner for these software companies because of our strategy to deliver integrated solutions to middle market enterprises in a cost-effective service model. Each of our software agreements is unique, but most allow us to deploy packaged application software as a service without the need to establish a separate licensing arrangement for each client. The agreements also generally include co-marketing, specialized product training and preferred pricing on the licenses to the software. We plan to enter into additional agreements with other software vendors over time.

      Each of our key application software relationships is described below.

      BroadVision. We have agreed with BroadVision to offer BroadVision’s e-commerce application as an iMAP solution. BroadVision’s e-commerce application has been adopted by enterprises across a broad range of industries. The agreement with BroadVision allows us to offer a robust set of e-commerce solutions for business-to-business and business-to-consumer commerce. BroadVision has named us as its first certified e-commerce application service provider worldwide.

      Our agreement with BroadVision allows for attractive discounts on licenses. Our arrangement with BroadVision also provides for flexible use of licenses worldwide, sharing of development methodology, technical support, joint sales activity and co-marketing. We maintain iMAP solutions engineers, trained and certified on BroadVision applications, in nine major metropolitan areas.

      Ariba. Ariba is a leading provider of intranet- and Internet-based business-to-business electronic commerce solutions. The company’s products efficiently connect requestors to approvers and buyers to suppliers to deliver an automated solution for improving the acquisition and management of the goods and services required to operate a company.

      Our comprehensive partnership with Ariba includes product development, application implementation and management services, as well as cooperative sales and marketing. Under terms of the agreement, USi is a preferred ASP for the Ariba ORMX solution. Our arrangement with Ariba enables us to not only offer buyers the Ariba ORMX solution as part of our iMAP portfolio, but it also allows us the opportunity to provide other iMAP solutions to the suppliers that want to connect to the Ariba Network.

      Siebel. Siebel is the recognized leader in providing enterprise relationship management applications, a range of product offerings that includes sales force automation, customer service/help desk and enterprise marketing. We have entered into an agreement with SiebelNet, Inc., a wholly owned subsidiary of Siebel Systems, Inc., pursuant to which we serve as the exclusive application service provider of Siebel enterprise relationship management applications for customers of SiebelNet that are headquartered in North America. Under this agreement, SiebelNet pays us a monthly fee for services including ready-to-service hardware, network connectivity and client support.

      Our agreement with Siebel establishes a joint program in which the Siebel sales force will offer outsourcing as a product option. While Siebel, in most instances, retains control of the application licensing, we implement the application in our EDCs, provide on-going management and support, and provide our consulting and implementation services. Enterprise relationship management opportunities identified by our sales force are handled in the same manner. In return for the exclusivity of this relationship, we have agreed not to offer any competing enterprise relationship management applications as part of our iMAP solutions. The agreement mandates joint marketing programs, joint oversight of, and agreement on, the program to sell enterprise relationship management application outsourcing services, and commissioning of both Siebel’s and our sales representatives participating in each sale.

      We have extended our strategic partnership with Siebel Systems, Inc., to include Siebel for Workgroups applications, a powerful suite of e-business applications that automate the sales marketing and service functions of small to mid-sized businesses as a term license iMAP product. USi’s Workgroups offering is focused on providing mid-tier companies with Siebel business applications functionality over secure Internet and dedicated network connections, hosted and managed out of USi’s EDCs. Additionally, USi provides as a free download from its web site Siebel Sales, a single user sales marketing solution.

      Lawson. Lawson is an established leader in the enterprise resource planning software industry and one of the pioneers of fully Internet-enabling its software products. Lawson is also a recognized leader in selling its enterprise applications on a worldwide basis. Lawson’s product functionality includes human resources, financial management, supply chain, collaborative commerce, enterprise budgeting and procurement. Lawson has selected USi as a global Application Service Provider.

      Our agreement with Lawson provides that qualified new outsourcing leads identified by Lawson will be referred to USi for hosting and application management. Outsourcing leads identified by USi or Lawson will be jointly marketed and quoted. USi has committed to provide marketing support and resources for our Lawson offering. The term of the Lawson agreement is one year, and will renew annually for up to five years unless either party provides notice of termination prior to the end of any given year. In October 1999, we purchased Conklin & Conklin, Inc. a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses.

      PeopleSoft. We have agreed with PeopleSoft to offer PeopleSoft human resource and core financial applications as iMAP solutions. PeopleSoft is an established leader in the enterprise resource planning software industry and the recognized leader in human resource management solutions. We are one of 10 currently certified PeopleSoft Application Service Providers.

      Our agreement with PeopleSoft provides that opportunities identified by our sales force be jointly marketed and quoted. Opportunities identified by the PeopleSoft sales force may be jointly marketed and quoted with us. Customers who elect outsourcing through us will purchase our iMAP solutions. The agreement also provides for the sharing of rapid deployment methodologies, complete software support, the ability to joint market products and services, shared visibility at industry events, sharing of sales leads and joint training efforts.

      Microsoft. We have agreed with Microsoft to offer Microsoft’s Exchange and Site Server products as iMAP solutions. Microsoft Exchange is the recognized leader in messaging and collaboration management solutions. Microsoft Site Server is a leading e-commerce platform.

      Our multi-year Exchange agreement with Microsoft grants us the right to distribute the Exchange software as part of our iMAP solution on a pay-per-user licensing fee basis. Under our other licensing agreement with Microsoft we implement, host and manage e-commerce solutions based on Microsoft Site Server.

      Niku. Niku is a leading developer of Professional Services Automation solutions.

      Our agreement with Niku allows us to offer, as an iMAP solution, up-front installation, training and conversion services for Niku’s PSA solutions. Under our agreement, we pay a discounted fee for each Niku license included in any iMAP solution.

      Sagent. We have agreed with Sagent to offer Sagent Internet Enterprise Intelligence applications as an iMAP solution. Sagent is currently fully prepared to service the emerging Internet Enterprise Intelligence market with its single, integrated, fully Internet-enabled, data warehousing solution. Oracle and Siebel have selected Sagent as the exclusive data modeling and data movement technology upon which their data warehouse products are based.

      Our agreement with Sagent allows for attractive discounts on licenses and services and grants us the right to distribute the software as part of our iMAP solutions without the need to establish a separate licensing arrangement for each client. The agreement also provides for flexible use of the licenses worldwide, access to rapid deployment methodology, software support, joint marketing and visibility as a Sagent Premier Partner at industry events, shared training resources and sharing of sales leads.

Sales and Marketing

      We offer our products and services through a direct sales organization based in the U.S. Each sales representative is responsible for a limited number of client relationships. We believe this approach enables our sales representatives to understand each client’s specific business needs thoroughly and to provide top quality ongoing support. We currently have 45 sales representatives located throughout the U.S. We intend to expand our sales organization into all major U.S. markets.

      Our sales teams target medium-sized enterprises based in the U.S. with annual revenues ranging from $50 million to $1 billion and selected divisions of larger multinational organizations. Our sales strategy emphasizes that iMAP solutions enable clients to avoid extensive initial capital outlays, maintain focus on their core businesses, reduce technical and integration risks and shorten implementation time for software applications.

      We have developed programs to attract and retain high quality, motivated sales representatives that have the technical skills and consultative selling experience necessary to sell our iMAP solutions. In addition, our acquisitions have augmented our sales and technical team and have created opportunities for more rapid market penetration in their geographic region and access to established business relationships for cross-selling.

      We have established a marketing communications organization that is responsible for the branding and marketing of all our iMAP solutions and for distinguishing iMAP as a branded product offering. The marketing organization is responsible for all new service launches to ensure both internal execution and marketplace acceptance. The marketing organization has developed cooperative marketing and trade show participation programs in conjunction with our strategic software and hardware partners.

      USi and AT&T Corp. have entered into a cooperative market agreement whereby USi and AT&T will jointly market and deliver ASP services to mid-market and high-growth companies. AT&T sales channels will refer customers seeking to leverage our applications and services expanding the sales channel for all of our iMAP offerings. We will utilize AT&T’s domestic and international frame, ATM, and IP Services to connect and deliver the functionality of our iMAP services.

      Under the agreement, we have been named the first “Platinum Member” of AT&T’s Ecosystem for ASPs. Additionally, we have named AT&T our “Preferred Network Services Provider,” whereby AT&T becomes the recommended network provider to our customers for Frame and ATM connectivity requirements. AT&T and USi will initially focus on marketing in the DC/ Northern Virginia/ Maryland area, with additional areas to be added later. Sales may also occur outside of the target geographic markets. The initial term is one year with an optional two year extension.

      The Agreement may be terminated by either party for cause or, after six months, if certain performance objectives are not met. In connection with entering into the agreement we will issue AT&T warrants to acquire up to 150,000 shares of common stock at an exercise price of $32.00 per share. As part of the agreement, we will also agree to nominate for election as a director a designee of AT&T.

      We are a party to a marketing agreement with U S WEST Communications, Inc., the incumbent local exchange carrier in fourteen western states. By the terms of that agreement, U S WEST gained exclusive rights to market some of our iMAP products in its fourteen-state region. We make our products available to U S WEST at a discount and provide technical support during the sales process. Due to the pending acquisition of U S WEST by Qwest, a competitor of USi’s, U S WEST and USi have mutually agreed to transition out of the marketing agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Risk Factors. The markets we serve are highly competitive and many of our competitors have much greater resources.”

Client Care

      A central element of the iMAP solution is a high level of responsive personalized service, referred to as client care. Through our client care process, a specific technical account manager is assigned to each client and support teams are designated to back up the account managers. This structure is designed to ensure service is available twenty-four hours a day, seven days a week. Assigned support teams comprise senior client support specialists, network engineers, and packaged application engineers. The teams have further support from a group of product-specific application engineers who are trained in the specific software applications that we offer.

Clients

      We target primarily North American-based middle market enterprises and divisions of larger multinational organizations. We believe that these organizations will gain the most competitive advantage from iMAP solutions and that they provide the greatest opportunity for the outsourcing of information technology operations. Currently, business software application vendors are providing software predominantly to larger organizations. Historically, attempts to market to middle market enterprises have generally been unsuccessful due to the high up-front costs to obtain the required software, the long lead time to integrate the software into the specific business process and the competition for and shortage of IT resources in middle market companies.

      We currently have clients for both our iMAP offerings and traditional information technology services. Revenues from iMAP services comprise 61% of total revenue for the year ended December 31, 1999. As of December 31, 1999 we had 109 signed contracts with 88 clients for our iMAP services, representing over $140.0 million in expected contract revenue (assuming payments over the full contract terms) and approximately $43.1 million of 12 month backlog, which we define as revenue under contract expected to be recognized in the next 12 months. As of December 31, 1999, selected clients of ours include:

Actuate Software	Intraware	Sagent
AllBooks4Less.com	Knoll Pharmaceutical	Samsung
Baltimore Sun	Lattice Partners	Service Hub
Clarus	Legg Mason	Star Telecommunications
CornerStone Brands	Liberty Financial Companies	Sunburst Hospitality
DEBTCOLLECT.COM	liveprint.com	TeleChoice
Franklin Covey	LHS Communications	The Luggage Center
GE Capital Investments	Loan Market Resources	U S WEST
Health Care Online	LocalVoice.com	V Technologies
Herman Miller	Niku	Ventana
Hershey Foods	Perfumania.com	WeTheShoppers.com
HP Shopping Village	PSDI	XL Capital
(hpshopping.com)	rdental.com
INSLAW	Rhythms NetConnections

Competition

      The market for Internet-related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet market have attracted many start-ups as well as extensions of existing businesses from different industries. In the market for Internet-enabled application software and network solutions, we compete on the basis of performance, price, software functionality and overall network design. While our competition comes from many industry segments, we believe that no single segment provides the integrated, single-source solution that we provide.

      Our current and potential competitors include Applications Service Providers and companies focused on the application hosting business such as Aristasoft, Breakaway Solutions, Corio, FutureLink, Interliant, Interpath, NaviSite and Telecomputing; Web hosting companies, such as Concentric, Digex and Exodus; enterprise applications vendors, such as Oracle, Siebel and SAP; business Internet Service Providers, such as MCI WorldCom, PSINet and Verio; telecommunications companies, such as AT&T, GTE, and Qwest (which has agreed to acquire our customer and significant stockholder, U S WEST); and systems integrators, such as Andersen Consulting, EDS, IBM and KPMG. While we believe that our network of proprietary EDCs together with our level of service, support and targeted business focus distinguish us from these competitors, some of these competitors have significantly greater market presence, brand recognition, and financial, technical and personnel resources than we do, and have extensive coast-to-coast Internet networks.

      We compete with national, regional and local commercial systems integrators who bundle their services with software and hardware providers and perform a facilities management outsourcing role for the customer. These competitors generally have greater name recognition or more extensive experience than we do. Andersen Consulting, EDS and PricewaterhouseCoopers, among others, provide professional consulting services in the use and integration of software applications in single-project client engagements. Large systems integrators may establish strategic relationships with software vendors to offer services similar to our iMAP offerings. We expect that regional systems integrators are likely to compete with us based on local customer awareness and relationships with hardware and software companies. Additionally, regional systems integrators may align themselves with ISPs to offer complex Web site management combined with professional implementation services.

      We compete with hardware and software companies in providing packaged application solutions as well as network infrastructure. In order to build market share, both hardware and software providers may establish strategic relationships to enhance their service offerings. IBM currently provides applications outsourcing for its Lotus Notes products and other non-IBM software applications. J.D. Edwards & Company, a developer of enterprise resource planning software, is offering its software in an outsourced model. Oracle is offering Oracle Business Online, a hosted enterprise resource planning application software solution. SAP has formed an outsourcing organization which is developing key partnerships with leading consulting firms to offer SAP software. We believe that additional hardware and software providers, potentially including our strategic partners, may enter the outsourcing market in the future.

      All of the major long distance companies, including AT&T, MCI WorldCom, Qwest Communications and Sprint, offer Internet access services. Qwest has partnered with KPMG to deliver hosted enterprise resource planning solutions over the Internet, and Qwest has agreed to acquire our customer and substantial stockholder, U S WEST. In order to address the Internet connectivity requirements of the current business customers of long distance and local carriers, we believe that there is a move toward horizontal integration through acquisitions of, joint ventures with, and purchasing connectivity from, ISPs. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. We believe that our local presence, our strong technical and data-oriented sales force and our offering of branded software applications are important features distinguishing us from the telecommunications companies.

      It is possible that new competitors or alliances may emerge and gain market share. Such competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services thus affecting our business, financial condition and results from operations.

Management

      The following sets forth certain information regarding our current directors and executive officers as of December 31, 1999.

Name	Age	Position

Christopher R. McCleary	47	Chief Executive Officer and Chairman of the Board

Stephen E. McManus	50	President — E-Commerce Business Unit and Director

Jeffery L. McKnight	56	Executive Vice President

Andrew A. Stern	42	Executive Vice President

Harold C. Teubner, Jr.	53	Executive Vice President and Chief Financial Officer

Gary J. Rogers	49	Senior Vice President, Worldwide Sales

Lance H. Conklin	49	President and General Manager of Lawson Business Unit

Michael S. Harper	34	President and General Manager of PeopleSoft Business Unit

Alistair Johnson-Clague	49	President and General Manager of Siebel Business Unit

Matthew D. Kanter	37	President and General Manager of USi New York

Nicholas Magliato	34	President and General Manager of Enterprise Messaging and Collaboration Business Unit

Mark J. McEneaney	36	Senior Vice President and Corporate Controller

William T. Price	38	Vice President, Secretary and General Counsel

R. Dean Meiszer(2)	43	Director

Benjamin Diesbach(1)	53	Director

David J. Poulin(2)	41	Director

Ray A. Rothrock(2)	45	Director

Frank A. Adams(1)	54	Director

William F. Earthman(1)	48	Director

John H. Wyant	53	Director

Joseph R. Zell	40	Director

Michael C. Brooks(1)(2)	54	Director

Cathy M. Brienza	51	Director

(1)	Member of the compensation committee

(2)	Member of the audit committee

      Christopher R. McCleary is a co-founder of USi and has served as the Chairman and Chief Executive Officer of USi since January 1998. Prior to founding USi, he was the Chairman and Chief Executive Officer of DIGEX, Inc. from January 1996 to December 1997. Prior to serving at DIGEX, Mr. McCleary served as Vice President and General Manager for Satellite Telephone Service at American Mobile Satellite Corporation, a satellite communications company, from October 1990 to January 1996.

      Stephen E. McManus is a co-founder of USi and has served as a director since April 1998. He served as President of USi until June 1999, at which time he became President of our E-Commerce Business Unit. Prior to joining USi, Mr. McManus was Director of U.S. Sales for the telecommunications unit of Data General Corporation from January 1998 to March 1998. From June 1995 to December 1997 Mr. McManus served as a Branch Manager for Silicon Graphics. Prior to joining Silicon Graphics,

Mr. McManus held several positions at Data General Corporation from June 1988 to May 1995, including District Manager for Distributor Sales, VAR District Manager and Branch Manager.

      Jeffery L. McKnight has been Executive Vice President since December 1998. He originally joined USi in June of 1998 as Senior Vice President of Client Care. Previously, he held senior marketing and operations positions with Aeronautical Radio, Inc., or ARINC, the communications arm of all of the domestic airlines from May 1989 to July 1997. Prior to ARINC, he held senior operations positions with System One, Inc. from February 1963 to April 1989.

      Andrew A. Stern has been Executive Vice President since June of 1999. He originally joined USi on July 24, 1998 as Executive Vice President and Chief Financial Officer. Prior to joining USi, Mr. Stern held positions at USF&G Corporation, an insurance company, from May 1993 to July 1998, most recently as Executive Vice President, Strategic Planning and Reinsurance Operations. In addition, Mr. Stern was a partner of Booz Allen & Hamilton, an international management and technology consulting firm with whom he was employed from August 1981 to May 1993.

      Harold C. Teubner, Jr. has been Executive Vice President and Chief Financial Officer of USi since October 1999. From July 1998 until joining USi,Mr. Teubner worked as an independent consultant in the technology industry. Mr. Teubner served as the Executive Vice President and Chief Operating Officer at Concept Five Technologies from July 1997 to July 1998. During September 1996, Mr. Teubner served as COO of Nat Systems International, a French software company. Prior to joining Concept Five Technologies, Mr. Teubner was President and CEO of Visix Software, a company that builds high-end, object oriented, application development tools. Mr. Teubner was with Visix from July 1995 to June 1996. Mr. Teubner held positions with Sybase Inc. from January 1988 to April 1995. While at Sybase, Mr. Teubner served as the Senior Vice President of North American Operations from July 1992 to April 1995.

      Gary J. Rogers joined USi in October 1999 as Senior Vice President, Worldwide Sales. Prior to joining USi, Mr. Rogers was with CMS/ Data, a division of PC Docs Group International, Inc. from September 1997 to September 1999. While at CMS/ Data, Rogers served in various capacities including: Vice President, Sales and Marketing and President, Chief Operating Officer. From May 1994 to July 1997, Mr. Rogers was with SQL Financials International, Inc. where he worked as Vice President of Sales and Regional Sales Manager. Mr. Rogers was an Area Sales Manager with The ASK Group/ Ingres from August 1990 to April 1994.

      Lance H. Conklin has been President and General Manager, Lawson Business Unit since October of 1999. Mr. Conklin was a Vice-President and Co-Founder of Conklin & Conklin, Inc., a leading reseller and systems integrator of Lawson Software applications, from June 1982 until October 1999 when USi acquired Conklin & Conklin, Inc.

      Michael Harper joined USi in April of 1998 as Vice President of Product Marketing. In January of 1999, Mr. Harper was promoted to Vice President and General Manager of PeopleSoft Business Unit. In July of 1999, Harper was named President and General Manager, PeopleSoft Business Unit. Prior to joining USi,Mr. Harper served as the Mid-Atlantic Systems Manager for Silicon Graphics, Inc. from July 1997 to April 1998 with responsibility for pre-sales and professional service to federal and commercial customers. Prior to Silicon Graphics, Mr. Harper was with IBM in various marketing, sales and professional service capacities from July 1989 to July 1994.

      Alistar Johnson-Clague joined USi in October of 1999 as the President & General Manager, Siebel Business Unit. Prior to joining USi, Mr. Johnson-Clague was with Avent Inc., from December 1998 to June of 1999. From August of 1985 to December of 1998 Mr. Johnson-Clague served in various capacities while at JBA Holdings Plc, including: President/ CEO — Computer Solutions Division, President — US Software Solutions Division, General Manager-JBA (Northern) Ltd., and General Sales Manager-JPA Southeast.

      Matthew D. Kanter has been President and General Manager of USi New York since July 1999. He originally joined USi in October of 1998 as Vice President and General Manager of USi New York. Prior

to joining USi, Mr. Kanter served as President and Chief Executive Officer of Advanced Communications Resources, Inc. from July 1995 to October 1998. Prior to serving as President and Chief Executive Officer, Mr. Kanter served as Vice President and Technical Director of Advanced Communications Resources, Inc. from January 1993 to July 1995.

      Nick Magliato has been President and General Manager of Enterprise Messaging and Collaboration Business Unit since July 1999. Previously he served as the General Manager of the Private Networking Unit for DIGEX from March 1996 to May 1998. Prior to that, he was Director-Land Mobile Product, Sales and Distribution, for American Mobile Satellite Corporation from March 1994 to March 1996.

      Mark J. McEneaney joined USi in April 1998 as its Vice President and Corporate Controller. In October 1999 Mr. McEneaney was promoted to Senior Vice President and Controller. Prior to USi, he was Chief Financial Officer of Questar Builders, Inc., from November 1997 to March 1998 and of William Ryan Homes, Inc. from April 1995 to October 1997.

      William T. Price has been Vice President, Secretary and General Counsel of USi since April 1998. Prior to joining USi, Mr. Price was the senior trial associate in the Baltimore-based law firm of Albright, Brown & Goertemiller from April 1997 to April 1998, where he represented major corporate clients in antitrust, copyright, intellectual property and other commercial matters in various state and federal courts. Prior to joining Albright, Brown & Goertemiller, Mr. Price was a litigator and Managing Attorney for the New York based law firm of Finklestein and Levine. Mr. Price was with Finklestein and Levine from April 1993 to October 1996.

      R.  Dean Meiszer has been a director of USi since it was founded. Currently, Mr. Meiszer serves as the President of Lattice Communications, Ltd. Lattice Communications was formed in October 1997 by the principals and associates of Crisler Company to own, operate, and manage wireless transmission towers and related businesses. Meiszer has been President and Managing Director of The Crisler Company, a Cincinnati-based investment firm, since May 1989. Prior to Crisler, Mr. Meiszer was Senior Vice President of Society Bank from March 1978 to May 1989.

      Benjamin Diesbach was appointed to the board of directors in May 1998 as a designee of Mr. McCleary in his role as Chief Executive Officer of USi. He has been President of Midwest Research, Inc., a consulting firm, since he formed it in January 1995. Prior to forming Midwest Research, Mr. Diesbach was Chief Executive Officer of Continental Broadcasting, Ltd., a broadcasting company, from September 1993 to January 1995.

      David J. Poulin was appointed to the board of directors in May 1998 as a designee of Mr. McCleary in his role as Chief Executive Officer. He has been the head hockey coach at the University of Notre Dame since May 1995. Prior to joining Notre Dame as hockey coach, Mr. Poulin played in the National Hockey League for 13 years.

      Ray A. Rothrock was appointed to the board of directors in June 1998 as a designee of the Venrock Group. He has been a General Partner of Venrock Associates, the high technology venture capital investment firm of the Rockefeller Family, since June 1988. Mr. Rothrock serves on the boards of directors of CheckPoint Software Technology and Fogdog Sports, Inc. and several private companies including Qpass, PrintNation.com, Appliant.com, SteelEye Technologies, Reciprocal, Inc., Shym Technology and Simba Technology.

      Frank A. Adams was appointed to the board of directors in June 1998 as a designee of the Grotech Group. He is the President and Chief Executive Officer of Grotech Capital Group, which he co-founded in August 1984. Mr. Adams has served as President of the Mid-Atlantic Venture Association since July 1985. He has served on the board of directors of a number of technology companies including Thunderbird Technologies, Inc. and EPIC Therapeutics, Inc.

      William F. Earthman was appointed to the board of directors in June 1998 as a designee of the Massey Burch Group. He has been a Partner of Massey Burch Capital Corporation since January 1994. Prior to becoming a Partner at Massey Burch Capital Corporation, Mr. Earthman served from

January 1990 as a Vice President of Massey Burch Investment Group. Prior to Massey Burch, he worked for the investment banks J.C. Bradford & Co. from September 1975 to October 1981, Prudential-Bache Securities from October 1981 to November 1985 and First Nashville Corp. from December 1985 to December 1989. He currently serves on the board of directors of Intellivoice Communications, Inc. and Legal Technologies Network, Inc.

      John H. Wyant was appointed to the board of directors in June 1998 as a designee of the Blue Chip Group. He is the Managing Partner and President of Blue Chip Venture Company, which he founded in 1990. Mr. Wyant is currently a director of Regent Communications, Inc., Zaring Homes, Inc., Delicious Brands, Inc. and Ciao Cucina Corporation. He previously served as a director of DIGEX.

      Joseph R. Zell was appointed to the board of directors in July 1998 as a designee of U S WEST. Mr. Zell has informed us that he will resign as a director effective February 1, 2000, upon acceptance of his resignation by the board of directors. We expect the board of directors to accept his resignation prior to our 2000 annual meeting. Since December 1991, he has held several positions with the !NTERPRISE Networking division of U S WEST Communications, Inc., including Director of Product Development for !NTERPRISE, Executive Director of Applications Innovation, President of U S WEST’s Wholesale Division and Vice President of Markets and innovation at !NTERPRISE. He has been President of the division since March 1997.

      Michael C. Brooks was appointed to the board of directors in December 1998 as a designee of the Whitney Group. He has been a general partner of J. H. Whitney & Co. since 1984. He is also a director of SunGard Data Systems, Inc., Pegasus Communications Corporation, Media Metrix, Inc., Homestore.com, Inc., VitaminShoppe.com, Inc. and various other private companies.

      Cathy M. Brienza was appointed to the board of directors in May 1999 as a designee of Waller-Sutton Media Partners, L.P. Since July 1997, Ms. Brienza has been a member of Waller-Sutton Media, L.L.C., the general partner of Waller-Sutton Media Partners, L.P. Prior to joining Waller-Sutton Media, she was a principal of Sutton Capital Associates, Inc., and its affiliated companies, which engaged in the ownership and operation of cable television and cellular telephone systems.

Item 2.  Properties

      We are headquartered in Annapolis, Maryland. Our training and conference facilities are located in a building we own in Annapolis, Maryland. We believe that the building we own, due to its age, may contain limited amounts of asbestos containing materials. We do not believe that the limited asbestos presence would subject us to any material liability.

      On April 30, 1999, we purchased land and a building in Annapolis, Maryland for $11.8 million. The seller financed $7.1 million of the purchase price through a first mortgage note and will lend us an additional $1.5 million for construction costs if we meet certain conditions. We are primarily finished renovating this building, which became our headquarters in November of 1999. Total cost of these renovations are anticipated to be $12 million.

      In December of 1999, we obtained additional financing for the acquisition and renovations to our headquarters in the amount of $4.75 million from a major institutional lender. Partial payment of the loan is guaranteed by the Maryland Industrial Development Financing Authority.

      We lease space in a number of other locations, primarily for EDC and GEMC installations and to house our consulting and implementation staff. We believe that our leased facilities are adequate to meet our current needs in the markets in which we have begun to deploy our services, and that additional facilities are available to meet our expansion needs in our target markets for the foreseeable future.

      Our leases are for terms varying from 30 to 84 months and generally contain renewal options of two to three years as well as rent escalation clauses. During 1999 we incurred approximately $3.2 million in rent expense.

Item 3.  Legal Proceedings

      From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this prospectus, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      On April 9, 1999, we sold 15.525 million shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-70717), which was declared effective by the Commission on April 9, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds were approximately $132.8 million, all of which will be used:

•	to continue expanding and enhancing our network and facilities,

•	to add additional services to our iMAP offerings, and

•	for working capital and other general corporate purposes.

      In addition, we used some of the proceeds to pay accrued dividends on our shares of convertible preferred stock. Some of the net proceeds may also be used:

•	to repay current or future debts,

•	to fund acquisitions or acquire complementary products, or

•	to obtain the right to use complementary technologies.

      On February 17, 2000, we sold 3 million shares of our common stock and some of our shareholders sold an aggregate of 7.35 million shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-95543), which was declared effective by the Commission on February 17, 2000. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds were approximately $119.0 million, all of which will be used:

•	to continue expanding and enhancing our network and facilities;

•	to increase marketing efforts;

•	to invest in licenses, research and product development in order to add new applications to our iMAP offerings;

•	to finance debt service;

•	to acquire complementary products; and

•	for working capital and other general corporate purposes.

      Some of the net proceeds we receive may also be used;

•	to repay current or future debts;

•	to obtain the right to use complementary technologies; and

•	to fund acquisitions that we may pursue on an opportunistic basis.

Common Stock Price Range

      Our common stock has been traded on The Nasdaq National Market under the symbol “USIX” since the completion of our initial public offering in April 1999. All sales prices below have been adjusted to reflect our three-for-two stock split effected by means of a stock dividend distributed on December 17, 1999 and an additional three-for-two stock split to be effected by means of a stock dividend to all shareholders of record at the close of business on March 14, 2000 which will be distributed on or about March 28, 2000.

      The following table sets forth, for the periods indicated, the high and low prices of our common stock on The Nasdaq National Market for the second, third and fourth quarters of 1999 and the first quarter of 2000 from the commencement of trading on April 9, 1999 through February 17, 2000.

	High	Low

Year Ended December 31, 1999:

Second Quarter (from April 9, 1999)	$26.67	$10.22

Third Quarter	18.64	6.36

Fourth Quarter	46.59	11.28

Year Ended December 31, 2000:

First Quarter (through March 14, 2000)	$66.67	$28.67

      The last sale price of the common stock on The Nasdaq National Market on March 14, 2000 was $53.67.

Dividend Policy

      We have never paid cash dividends on our common stock and have no plans to do so in the forseeable future. The declaration and payment of any dividends in the future will be determined by the board of directors and will depend on a number of factors, including our earnings, capital requirements and overall financial condition. The payment of dividends is also restricted by the terms of our indebtedness.

Recent Sales of Unregistered Securities

      Set forth in chronological order is information regarding all securities sold and employee stock options granted by the Company since January 14, 1998. Further included is the consideration, if any, received by the Company for such securities, and information relating to the section of the Securities Act of 1933, as amended (the “Securities Act”), and the rules of the Securities and Exchange Commission under which exemption from registration was claimed. All awards of options did not involve any sale under the Securities Act. None of these securities were registered under the Securities Act. Except as described below, no sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

1.	At various times during the period from January 1998 through March 22, 1999, the Company granted to employees and directors options to purchase an aggregate of 7,710,455 shares of Common Stock with exercise prices ranging from $1.17 per share to $2.67 per share. The issuance of these securities were not registered under the Securities Act in reliance upon Rule 701 of the rules promulgated under the Securities Act.

2.	On January 14, 1998, the Company issued 1,406,250 shares of Common Stock to Christopher R. McCleary for $5,000 in cash.

3.	On April 1, 1998, the Company issued 1,617,187 shares of Common Stock to Stephen E. McManus and Christopher Poelma for an aggregate purchase price of $57,500. The purchase price for the Common Stock was paid with cash and notes payable to the Company.

4.	On May 31, 1998, the Company issued 38,333.33 shares of Series A Preferred Stock for an aggregate purchase price of $23 million to the Initial Series A Investors. The purchase price for such shares was paid in cash at the time of the issuance. The Company simultaneously issued 1,666.67 shares of Series A Preferred Stock for an aggregate purchase price of $1 million to Christopher R. McCleary. The purchase price for such shares was paid by the forgiveness by Mr. McCleary of $1 million of debt that the Company owed him.

5.	On June 18, 1998, the Company issued 5,000 shares of Series A Preferred Stock for an aggregate purchase price of $3 million to certain of the Initial Series A Purchasers. The Company simultaneously issued 5,833.33 shares of Series A Preferred Stock for $3.5 million to U S WEST. The purchase price for such shares was paid in cash at the time of issuance.

6.	On June 19, 1998, the Company issued 3,000 shares of Series A Preferred Stock for an aggregate purchase price of $1.6 million to HAGC Partners, Chris Horgan (who later transferred his interest to his affiliate, Southeastern Technology Fund, L.P.) and the Account Management Purchasers. The purchase price for such shares was paid in cash at the time of issuance. The Company simultaneously issued 1,166.67 shares of Series A Preferred Stock for a purchase price of $700,002 to USi Partners. The purchase price for such shares was paid in cash at the time of issuance.

7.	On July 27, 1998, the Company issued to Andrew A. Stern 1,406,250 shares of Common Stock with a fair market value of $1,000,000. Mr. Stern paid $5,000 in cash for these shares, and the remainder was recorded as a compensation expense to the Company.

8.	On September 8, 1998, the Company issued convertible promissory notes in the aggregate amount of $9,095,000, together with warrants to purchase 2,192,512 shares of Common Stock for $1.53 per share, to certain of the existing holders of the Series A Preferred Stock. The purchase price for such notes and warrants was paid in cash at the time of issuance. The Company also issued warrants to purchase 112,500 shares of Common Stock for $7.11 per share, to IIT as part of the purchase price paid in the acquisition of IIT.

9.	On September 22, 1998, the Company issued warrants to purchase 167,409 shares of Common Stock for $1.49 per share to Trans America Business Credit in connection with loans the Company obtained from it.

10.	On September 30, 1998, the Company issued warrants to purchase 971 shares of Series B Preferred Stock for $1,050.00 per share, to Venture Lending and Leasing in connection with loans the Company obtained from it.

11.	On October 2, 1998, the Company issued warrants to purchase 140,625 shares of Common Stock for $7.11 per share, to ACR as part of the purchase price paid in the acquisition of ACR.

12.	On December 16, 1998, the Company issued convertible promissory notes in the aggregate amount of $8 million to certain of the existing holders of the Series A Preferred Stock. The purchase price for such notes was paid in cash at the time of issuance.

13.	On December 18, 1998, the Company issued warrants to purchase 40,178 shares of Common Stock for $1.49 per share, to Leasing Technology, Inc. in connection with loans the Company obtained from it.

14.	On December 24, 1998, the Company issued convertible promissory notes in the amount of $5 million to U S WEST. The purchase price for such notes was paid in cash at the time of issuance.

15.	On December 31, 1998, the Company issued 59,278.56 shares of Series B Preferred Stock for an aggregate purchase price of $62,242,500 to certain holders of the convertible promissory notes described above, certain holders of Series A Preferred Stock, and a number of new investors. Of the total purchase price for such shares, $40,147,500 was paid in cash and $22,095,000 was paid by conversion of outstanding convertible promissory notes with an equivalent principal amount, all at the time of issuance.

16.	On October 29, 1999 the Company issued $100,000,000 7% Convertible Subordinated Notes Due November 1, 2004. The purchase price of such notes was paid in cash at the time of issuance. The issuance of these notes was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, and resales of these Notes have been exempt from registration under Rule 144A.

17.	On November 5, 1999 the Company issued $25,000,000 7% Convertible Subordinated Notes Due November 1, 2004. The purchase price of such notes was paid in cash at the time of issuance. The issuance of these notes was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, and resales of these Notes have been exempt from registration under Rule 144A.

      The issuances and resales of the securities above were made in reliance on one or more exemptions from registration under the Securities Act, including those provided by Section 4(2) and Rules 144A and 701 thereunder. The purchasers of these securities represented that they had adequate access, through their employment with the Company or otherwise, to information about the Company.

      On April 8, 1999, in connection with USinternetworking’s initial public offering, a Registration Statement on Form S-1 (No. 333-70717) was declared effective by the Securities and Exchange Commission, pursuant to which 15,525,000 shares of USinternetworking’s common stock were offered and sold for the account of USinternetworking at a price of $9.33 per share. Generating gross offering proceeds of $144.9 million. The managing underwriters were Credit Suisse First Boston, Bear, Stearns & Co. Inc., BT Alex. Brown and Legg Mason Wood Walker Incorporated. After deducting approximately $10.1 million in underwriting discounts and $2.0 million in other related expenses, the net proceeds to USinternetworking were approximately $132.8 million.

      The net proceeds to USinternetworking were invested in short-term, investment-grade interest-bearing securities. USinternetworking used a portion of the net proceeds to pay accrued dividends on its preferred stock. USinternetworking has no specific plans at this time for the use of the remaining proceeds and expects to use such proceeds for working capital and general corporate purposes.

      (d) the Company filed its first registration statement under the Securities Act effective April 8, 1999, File No. 333-70717. From the effective date of the registration statement to December 31, 1999, the Company’s use of the net offering proceeds was as follows:

Net offering proceeds to issuer	$132,800,000

Use of proceeds:

Property, equipment and software licenses	$78,388,000

Working capital	1,845,000

Repayment to indebtness	5,336,000

Payments to former shareholders of acquired businesses	19,291,000

Temporary investments:

Available-for-sale securities	24,109,000

Other expenses:

Payment of accrued dividends	3,831,000

$132,800,000

Item 6.  Selected Historical Consolidated Financial Data

      The following table summarizes:

•	our historical consolidated financial data for the period from our date of inception, January 14, 1998, through December 31, 1998 and as of December 31, 1998;

•	our historical consolidated financial data for the year ended December 31, 1999 and as of December 31, 1999.

      The selected financial data have been derived from, and is qualified by reference to, our audited consolidated financial statements for the periods presented. Our audited consolidated financial statements for the period from our inception through December 31, 1998 include the results of I.I.T. Holding, Inc., or IIT, from September 8, 1998 through December 31, 1998 and the results of Advanced Communication Resources, Inc., or ACR, from October 2, 1998 through December 31, 1998. Our audited consolidated financial statements for the year ended December 31, 1999 include the results of Conklin & Conklin, Inc. from October 8, 1999 through December 31, 1999.

      You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes of USi and IIT included in Part II, item 7 of this Form 10-K.

      In the table below:

•	the Series B preferred stock is not presented as a part of our stockholders’ equity in 1998 because it was mandatorily redeemable upon the eighth anniversary of its issuance (the Series B was converted into common stock upon the closing of our initial public offering); and

•	we do not present 3,023,438 shares of common stock held by three officers as part of our stockholders’ equity in 1998 because we would have been obligated to repurchase these shares at fair market value if any of these officers had died or had become disabled before our initial public offering. See Note 12 of the Notes to USi’s Consolidated Financial Statements. These provisions terminated upon the consummation of our initial public offering.

USinternetworking, Inc.

	Period from
	January 14, 1998
	(date of inception)
	through	Year ended
	December 31, 1998	December 31, 1999

	(in thousands, except per share data)

Statement of Operations Data:

Revenue	$4,122	$35,513

Costs and expenses:

Direct cost of services	3,425	23,570

Network and infrastructure costs	2,186	16,239

Selling, general and administrative	25,240	63,998

Non-cash stock compensation expense	231	10,351

Depreciation and amortization	3,179	22,480

Total costs and expenses	34,261	136,638

Operating loss	(30,139)	(101,125)

Other income (expense):

Interest income	367	4,114

Interest expense	(2,681)	(6,307)

Net loss	$(32,453)	$(103,318)

Basic and diluted loss per common share attributable to common stockholders(a)	$(27.09)	$(1.95)

	December 31,	December 31,
	1998	1999

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$43,802	$112,303

Available-for-sale securities	—	31,707

Working capital	22,551	117,167

	December 31,	December 31,
	1998	1999

	(in thousands)

Total assets	106,516	325,454

Current portion of long-term debt and capital lease obligations	3,262	18,421

Short-term obligations expected to be refinanced	5,282	2,117

Long-term debt, capital lease obligations, and convertible subordinated notes, excluding current portion	8,659	168,671

Series B Convertible Redeemable Preferred Stock	62,242	—

Common stock subject to repurchase	4,145	—

Stockholders’ (deficit) equity	(2,467)	102,461

(a)	In March 2000, the Company approved a three for two stock split of common stock, options and warrants, for holders of record as of March 14, 2000. The per share data has been restated to retroactively reflect the stock split.

      On September 8, 1998, we acquired I.I.T. Holding, Inc. and its two wholly-owned subsidiaries, International Information Technology Inc., a U.S. subsidiary, and International Information Technology IIT, C.A., a Venezuelan subsidiary. We refer to these businesses collectively as IIT. IIT’s operations commenced on May 20, 1994 upon the incorporation of the U.S. subsidiary. The Venezuelan subsidiary was formed on March 6, 1996. For accounting purposes, IIT is the predecessor of USi, which was incorporated in January 1998.

      The following table summarizes:

•	the historical consolidated financial data of IIT for the fiscal years ended December 31, 1995, 1996 and 1997 and as of December 31, 1995, 1996 and 1997; and

•	the historical consolidated operating statement data of IIT for the eight month period ended August 31, 1997; and

•	the historical consolidated operating statement data of IIT for the period from January 1, 1998 through September 7, 1998.

      The financial statement data for periods prior to 1996 and eight months ended August 31, 1997 have been derived from the unaudited financial statements of IIT. The selected financial data as of December 31, 1996 and 1997 and for the years then ended and the selected financial data for the period from January 1, 1998 through September 7, 1998, has been derived from, and is qualified by reference to, the audited consolidated financial statements of IIT included elsewhere in this report. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes of USi and IIT included in this report.

Predecessor — I.I.T. Holding, Inc.

					Period from
				Eight	January 1,
				months	1998
	Year ended December 31,			ended	to
				August 31,	September 7,
	1995	1996	1997	1997	1998

	(in thousands, except per share data)

Statement of Operation Data:

Revenue	$801	$747	$2,812	$1,499	$4,406

Costs and expenses

Cost of revenue	613	519	1,881	1,112	2,976

Selling, general and administrative expenses	77	204	1,844	1,260	1,809

Depreciation and amortization	7	14	30	15	28

Total costs and expenses	697	737	3,755	2,387	4,813

Operating (loss) income	104	10	(943)	(888)	(407)

Interest expense	(5)	(3)	(9)	(1)	(17)

Income (loss) before income taxes	99	7	(952)	(889)	(424)

Provision (benefit) for income taxes	28	15	(58)	(58)	—

Net income (loss)	$71	$(8)	$(894)	$(831)	$(424)

Basic and diluted income (loss) per common share attributable to common stockholders	$747.37	$(84.21)	$(9,410.53)	$(8,747.37)	$(4,464.37)

	As of December 31,

	1995	1996	1997

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$—	$70	$14

Working capital	70	14	42

Total assets	147	348	769

Long-term debt and capital lease obligations, excluding current position	47	11	16

Stockholder’s equity	66	45	132

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the financial statements and related notes of USi and IIT included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report apply to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this report. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update these forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements. See “Risk Factors.”

Overview

      I.I.T. Holding, Inc., the predecessor of USi for accounting purposes, specialized in systems analysis and design and systems integration solutions. IIT provided PeopleSoft human resources management and financial system implementation. IIT’s consulting professionals have expertise in human resource management as well as accounting and financial systems.

      We acquired IIT in September 1998 as a part of our program to develop a new Internet-based service offering. IIT provides implementation capabilities that enable us to provide human resource and financial management functionality as part of our iMAP service offerings.

      We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art Internet-based network. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP product offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months, due primarily to additional start-up costs related to implementation of our services and the continued expansion and enhancement of our network. As of December 31, 1999, we had an accumulated deficit of approximately $135.8 million. As of December 31, 1999, we had 109 signed contracts with 88 clients accounting for total revenue, assuming payment over the full contract terms, of over $140.0 million. While we have experienced significant growth in revenue under contract in recent periods and currently expect substantial, although potentially lower, growth in revenue under contract throughout 2000, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for 2000. See “Risk Factors — Our business is difficult to evaluate because we have a limited operating history”; “— We expect to incur losses and experiences negative cash flow”; “— The markets we serve are highly competitive and many of our competitors have much greater resources”; and “— Our growth could be limited if we are unable to attract and retain qualified personnel”.

      In October 1999, we purchased the assets of Conklin & Conklin, Inc. a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses. The purchase price consisted of cash of $7.7 million, assumed liabilities of $1.5 million, and a $2.0 million secured note. The secured note is due on October 8, 2001, and bears interest at 10%, with interest payable monthly until the maturity date. In addition, the purchase price consists of contingent payments of up to $4.6 million in cash. Portions of the contingent payments can be earned by Conklin shareholders through January 2002 upon the attainment of specified financial milestones.

      In April 1999, we completed an initial public offering of our common stock. The net proceeds from the sale of the 15,525,000 shares of common stock were approximately $132.8 million. The initial public offering of common stock met the criteria for the automatic conversion of our outstanding Series A Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock into common stock. In addition, the repurchase rights lapsed with respect to all common stock subject to repurchase.

      In November 1999, we completed the sale of our 7% convertible subordinated promissory notes for net proceeds of approximately $119.9 million.

      In February 2000, we completed a secondary offering of our common stock. The net proceeds from the sale of 3,000,000 shares of common stock were approximately $119.0 million.

      Revenue. We generate revenue from iMAP services and information technology services. Revenues from professional IT services are recognized as services are provided. iMAP revenues consist of implementation fees and monthly recurring fees for services. Implementation fees are generally paid in advance and are deferred and recognized ratably over the term of the iMAP service contract. Monthly iMAP service fees are consideration for access to our network of EDCs hosting application software, and the implementation and management of that software. iMAP contracts generally have a three-to-five year term and revenues are recognized ratably over the contract term. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue. Some contracts permit termination without cause by the clients. Contracts permitting termination without cause generally provide for termination payments to us that will be recognized as revenue when collectibility is assured.

      Costs and expenses. We incur operating costs and expenses related to the delivery of iMAP and professional IT services. They include direct costs of service, network and infrastructure, general and administrative, sales and marketing, product research and development, stock compensation, depreciation and amortization expenses. Since inception, we have incurred expenses consisting primarily of compensation and benefits, recruiting, occupancy and consulting. We have expensed all start-up costs as incurred.

      We incur up-front costs related to the delivery of iMAP services. Product research and development costs and the cost to operate our network and data centers are recognized as period costs. Costs related to the acquisition of hardware are capitalized and depreciated over the estimated useful life of the hardware of five years. Costs related to the acquisition of software licenses are capitalized and amortized over the lesser of either three years or the term of the individual client contract, depending on the nature of the software license agreement. Amortization is based on a straight-line basis over the remaining useful life. Direct costs related to the integration of software applications for a client on our network are capitalized and amortized over the related contract period.

Historical Results of Operations — USinternetworking

  Comparison of the year ended December 31, 1999 to the period ended December 31, 1998

      Revenue. For the year ended December 31, 1999, we generated $21.7 million in iMAP revenue and $13.8 million in professional IT services revenue. For the period January 14, 1998, our date of inception, through December 31, 1998 we generated $0.1 million in iMAP revenue and $4.0 million in professional IT services revenue. The increase of $21.6 million in iMAP revenue is a result of signing a total of 102 iMAP client contracts during 1999. The 1998 professional IT services revenue can be attributable to our subsidiaries IIT ($2.0 million) and ACR ($2.0 million) which were acquired during the third and fourth quarters of 1998, respectively. The increase of $9.8 million in professional IT services revenue can be attributed to a full year of operations during 1999.

      Gross margins, direct costs of services, network and infrastructure costs. For the year ended December 31, 1999, we incurred $14.8 million and $8.8 million of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the period from January 14, 1998, our date of inception, through December 31, 1998, we incurred $0.9 million and $2.5 million of direct costs related to the delivery of our iMAP and professional IT services, respectively. Additionally, we incurred $16.2 million of costs related to the maintenance of our network and infrastructure for the year ended December 31, 1999 and $2.2 million of such costs during the period ended December 31, 1998. Gross margins, including iMAP network and infrastructure costs, for the year ended December 31, 1999 were (42.5)% and 35.9% for iMAP and professional IT services, respectively. Gross margins for professional IT services for the period ended December 31, 1998 were 37.6%.

      General and administrative expenses. For the year ended December 31, 1999, we incurred $22.0 million of general and administrative expenses compared to $19.4 million for the period from January 14, 1998, our date of inception, through December 31, 1998. The increase of $2.6 million reflects the costs required to support an additional 59 general and administrative personnel during a full year of operations in 1999, offset by one time start-up costs incurred in 1998.

      Sales and marketing expenses. For the year ended December 31, 1999, we incurred $36.6 million of sales and marketing expenses compared to $5.1 million for the period from January 14, 1998, our date of inception, through December 31, 1998. The increase of $31.5 million reflects the costs associated with our increased efforts to market and brand our service offerings, and the sales commissions related to the increase in iMAP revenue for the year ended December 31, 1999.

      Product research and development expenses. For the year ended December 31, 1999, we incurred $5.4 million of product research and development expenses compared to $0.7 million for the period from

January 14, 1998, our date of inception, through December 31, 1998. The increase of $4.7 million reflects the costs associated with the continued development of our new products and infrastructure during a full year of operations for the year ended December 31, 1999, compared to start-up activities during 1998.

      Non-cash stock compensation expense. For the year ended December 31, 1999, we incurred $10.4 million in non-cash compensation expense. Of this amount, $8.5 million resulted from employee stock options issued at an exercise price of $2.67 and an estimated fair market value of $8.87 to $14.89 per share at the date of grant. We will record an additional $26.5 million over the next two years in relation to those options. The remaining amount of $1.9 million resulted from our contribution of common stock to the employee benefit plan and the amortization of unearned compensation from restricted stock grants. There was minimal non-cash stock compensation expense for the comparable period in 1998.

      Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1999 totaled $22.5 million. Of this amount, $6.0 million represents the amortization of the goodwill recorded upon our acquisitions of ACR, IIT and Conklin; the remaining $16.5 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses. As described in the “Change in Accounting Estimate” below, depreciation expense for 1999 was approximately $2.9 million lower as a result of changing our useful life of computer equipment from 3 to 5 years. There was minimal depreciation and no amortization expense for the comparable period in 1998.

      Interest income and expense. For the year ended December 31, 1999, we incurred $6.3 million in interest expense principally from increased borrowings including $1.5 million of expense from our convertible subordinated notes. We generated $4.1 million of interest income principally from the investment of the proceeds from our initial public offering and convertible subordinated notes offering. We had minimal interest income and expense during the period ended December 31, 1998.

Historical Results of Operations — Predecessor

  Comparison of the period ended September 7, 1998 to the period ended August 31, 1997

      Revenue. Revenues for the period ended September 7, 1998, increased 194% over the period ended August 31, 1997. This increase is attributable to the growth in IIT’s PeopleSoft implementation services.

      Gross margins, costs of sales and services. IIT incurred $3.0 million and $1.1 million of expenses in the delivery of its PeopleSoft implementation services for the periods ended September 7, 1998 and August 31, 1997, respectively. As a result, IIT’s PeopleSoft implementation services generated gross margins of 32.4% and 25.8% for the periods ended September 7, 1998 and August 31, 1997, respectively. The improved gross margins from period to period is attributable to a reduction in the use of subcontractors, an increase in IIT’s staff utilization and continued improvement in the demand for PeopleSoft implementation services.

      Selling, general and administrative expenses. IIT incurred $1.8 million and $1.3 million of selling, general and administrative expenses for the periods ended September 7, 1998, and August 31, 1997, respectively. Selling, general and administrative expenses for the period ended August 31, 1997 include $1.0 million attributable to non-cash compensation expense related to the issuance of stock to three of IIT’s officers. Selling, general and administrative expenses increased $1.3 million for the period ended September 7, 1998, as a result of bonuses and related payroll taxes. The remaining increase of approximately $0.2 million is attributable to the additional selling, general and administrative support required to support IIT’s growing customer base.

  Comparison of the years ended December 31, 1997 to the year ended December 31, 1996

      Revenue. Revenues for 1997 over 1996 increased 276%. The significant increase in 1997 is attributable to growth in IIT’s PeopleSoft implementation services.

      Gross margin, costs of sales and services. IIT incurred $0.5 million and $1.9 million of expenses in the delivery of services for the years ended December 31, 1996 and 1997, respectively. As a result, IIT services generated gross margins of 30.5% and 33.1% for the years ended December 31, 1996 and 1997, respectively. The improved gross margin from year to year is attributable to a reduction in the use of subcontractors, an increase in IIT’s staff utilization, and improving market conditions for the PeopleSoft implementation services industry during this period.

      Selling general and administrative expenses. IIT incurred $0.2 million and $1.8 million in selling, general and administrative expenses for the years ended December 31, 1996 and 1997, respectively. The primary factor in the $1.6 million increase from 1996 to 1997 is due to $1.0 million of non-cash compensation expense related to the issuance of stock to three of IIT’s officers. The remaining increase is attributable to the additional support required for IIT’s growing customer base.

Future Assessment of Recoverability and Impairment of Goodwill

      In connection with our acquisitions of IIT, ACR and Conklin we recorded goodwill that is being amortized on a straight line basis over its estimated useful life. At December 31, 1999, the unamortized portion of these intangibles was $29.6 million, which represented 9.1% of total assets and 28.9% of stockholders’ equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

      We periodically review the carrying value and recoverability of our unamortized goodwill and other intangible assets for impairment. If the facts and circumstances suggest that the goodwill or other intangible assets may be impaired, the carrying value of this goodwill will be adjusted by an immediate charge against income during the period of the adjustment. The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. We have integrated the acquired businesses into our primary iMAP service offerings. Therefore, in evaluating impairment a principal factor we consider is the failure to achieve expected cash flows from operations.

Change in Accounting Estimate

      On July 1, 1999, we changed our estimate of the useful life of our computer equipment from three to five years. The change in estimate will be accounted for prospectively, with depreciation expense for periods subsequent to June 30, 1999 calculated so as to depreciate the remaining book value of the equipment at June 30, 1999 equally over the revised estimated useful life which has an annual impact of reducing depreciation expense by approximately $6 million.

Liquidity and Capital Resources

      At December 31, 1999, we had cash and cash equivalents of $112.3 million and available-for-sale securities of $31.7 million.

      For the year ended December 31, 1999, we have used $78.2 million in operating activities, $121.7 million in investing activities and generated $268.4 million through financing activities. Included in financing activities was $132.8 million raised from an initial public common stock offering in April 1999. We invested these proceeds primarily in marketable securities. During 1999, we purchased $147.0 million of marketable securities and sold $115.6 million of marketable securities. We used the proceeds of the sale of the marketable securities to fund our current operations.

      We have used debt and capital leases to partially finance our capital investments for the development of our infrastructure and the hardware required to support the increase in our iMAP clients. As of December 31, 1999, we had obtained commitments for secured financing from several sources, including

Cisco System Capital Corporation ($8.8 million), Venture Lending & Leasing II, Inc. ($10.0 million), Finova Capital Corporation ($11.7 million), Transamerica Business Credit Corporation ($9.0 million), Charter Financial Corporation ($5.0 million), LINC Capital ($6.0 million) and EMC Corporation ($6.4 million). At December 31, 1999, the total of our secured financing commitments was $79.9 million, of which $72.6 million had been funded.

      In the fourth quarter of 1999, we issued $125 million in principal amount of subordinated convertible notes. The net proceeds from the issuance were approximately $119.9 million. The subordinated convertible notes pay interest at 7% and are convertible into common stock at the holder’s option at a price of $24.85 per common share.

      In April 1999 we purchased an office building for $11.8 million. The seller financed $7.1 million of the purchase price through a first mortgage note due May 2006 bearing interest at 7.5% per annum. We spent approximately $9 million in 1999 on improvements to the building and have obtained financing for $4.75 million of these improvements.

      We believe that these resources, together with the net proceeds received from the issuance of our common stock in the February offering, will be sufficient to fund our operations for at least the next twelve months. The majority of the base infrastructure required to provide our iMAP services has been purchased. As a result, our capital expenditures for the next several years will now largely be success-based, consisting of software licenses, hardware and the expansion of existing data center facilities required to implement iMAP solutions for our new customers. These new customer contracts are expected to have an average term of three to five years; however, we anticipate that many of our customers will renew their contracts due to the cost and complexity of switching service providers.

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

Year 2000 Compliance

      Year 2000 Issue. The Year 2000 issue is a result of computer programs or systems, which store or process date-related information using only two digits to represent the year. These programs or systems may not be able to properly distinguish between a year in the 1900’s and a year in the 2000’s. Failure of these programs or systems to distinguish between the two centuries could cause the programs or systems to yield erroneous results or even to fail.

      Effect on USi. To date, we have not experienced any material difficulties associated with the Year 2000 and we have not incurred any material liability or costs due to the Year 2000 issue. Our total expenses related to Year 2000 compliance through the end of 1999 were $1.0 million. We do not anticipate that we will incur any material additional costs due to Year 2000 compliance.

Risk Factors

      Investing in our common stock involves risk. You should carefully consider the risks and uncertainties described below before making an investment decision. These risks and uncertainties are not the only ones that we face or that may adversely affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those described in the forward-looking statements. This could occur because of the risks described below and elsewhere in this report.

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

      We expect to have significant operating losses and to record significant net cash outflow before financing in the near term. Our business has not generated sufficient cash flow to fund our operations without resorting to external sources of capital. Starting up our company and building our network required substantial capital and other expenditures. As a result, we reported a net loss of $103.3 million for the year ended 1999 and EBITDA of negative $65.5 million for the same period. Further developing our business and expanding our network will require significant additional capital and other expenditures.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

      We believe that the net proceeds from the sale of the common stock, together with cash on hand and our existing and anticipated debt and capital lease financing, will be sufficient to fund our operations for at least the next twelve months. However, if we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we will need to raise additional capital from equity or debt sources. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

Our historical revenues were derived from services that we do not expect to be the focus of our business in the future.

      We derive a portion of our revenue from professional services. We acquired two professional services businesses in the fall of 1998 and their services are substantively different than our iMAP offerings. As a result, historical financial information of the acquired businesses does not reflect the results we expect from our core business offering in the future.

Our success depends on the acceptance and increased use of Internet-based business software solutions, and we cannot be sure that this will happen.

      Our business model depends on the adoption of Internet-based business software solutions by commercial users. Our business could suffer dramatically if Internet-based solutions are not accepted or not perceived to be effective. The market for Internet services, private network management solutions and widely distributed Internet-enabled packaged application software has only recently begun to develop and is now evolving rapidly.

      The growth of Internet-based business software solutions could also be limited by:

•	concerns over transaction security and user privacy;

•	inadequate network infrastructure for the entire Internet; and

•	inconsistent performance of the Internet.

      We cannot be certain that this market will continue to grow or to grow at the rate we anticipate.

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

      We have made substantial investments to pursue our strategy. These investments include:

•	building a global network of data centers;

•	allying with particular software providers;

•	expanding our work force;

•	investing to develop unique service offerings; and

•	developing implementation resources around specific applications.

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

      Our current and potential competitors include Application Service Providers and companies focused on the application hosting business, such as Aristasoft, Breakaway Solutions, Corio, FutureLink, Interliant, Interpath, NaviSite and Telecomputing; Web hosting companies, such as Concentric, Digex and Exodus; enterprise applications vendors, such as Oracle, Siebel and SAP; business Internet Service Providers, such as MCI WorldCom, PSINet and Verio; telecommunications companies, such as AT&T, GTE and Qwest (which has agreed to acquire our customer and significant stockholder, U S WEST); and systems integrators, such as Andersen Consulting, EDS, IBM and KPMG. Our strategic partners and suppliers could also become competitors either directly or through strategic relationships with some of our other competitors. These relationships may take the form of strategic investments or marketing or other contractual arrangements.

      Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

•	more quickly develop and expand their network infrastructures and service offerings;

•	better adapt to new or emerging technologies and changing customer needs;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable licensing agreements with software application vendors;

•	devote greater resources to the marketing and sale of their products; and

•	adopt more aggressive pricing policies.

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

We will require a significant amount of cash to service our indebtedness.

      Our ability to make payments on our indebtedness and to fund planned capital expenditures, development and operating costs will depend on our ability to generate cash in the future through sales of our services. We cannot assure you that our available liquidity will be sufficient to service our indebtedness or to fund our other cash needs. We may need to refinance all or a portion of our indebtedness on or before maturity, but we may not be able to do so on commercially reasonable terms, or at all. Without sufficient funds to service our indebtedness, we would have serious liquidity constraints and would need to seek additional financing from other sources, but we may not be able to do so on commercially reasonable terms, or at all.

The significant amount of our indebtedness could adversely affect our financial health.

      The issuance of the subordinated convertible notes in October 1999 increased our indebtedness and, therefore, made us highly leveraged. The following chart shows certain important as adjusted credit statistics, assuming we had completed the February 2000 offering and had applied the proceeds as intended.

As of December 31, 1999
As adjusted

(dollars in thousands)

Total long term liabilities	$170,788

Stockholders’ equity	221,481

Debt to equity ratio	0.77:1

      Our leverage could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	limit our ability to borrow additional funds.

      Any additional borrowings would further increase the amount of our leverage and the associated risks.

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

      If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks. In order to be successful, we will need to:

•	build and operate a highly reliable, complex global network;

•	negotiate effective partnerships and develop economically attractive service offerings;

•	attract and retain iMAP customers;

•	attract and retain highly skilled employees;

•	integrate acquired companies into our operations;

•	evolve our business to gain advantages in an increasingly competitive environment; and

•	expand our international operations.

      In addition, although most of our management team has worked together for approximately one year, there can be no assurance that we will be able to successfully execute all elements of our strategy.

We plan to expand very rapidly, and managing our growth may be difficult.

      We have rapidly expanded our operations since USi was founded in January 1998. We expect our business to continue to grow both geographically and in terms of the number of products and services we offer. We cannot be sure that we will successfully manage our growth. In order to successfully manage our growth we must:

•	enlarge our network and infrastructure;

•	improve our management, financial and information systems and controls; and

•	expand, train and manage our employee base effectively.

      There will be additional demands on our customer service support and sales, marketing and administrative resources as we increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by the relatively early stage of our operations. If we cannot manage our growth effectively, our business, financial condition or results of operations could be adversely affected.

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

      Our success also depends in significant part on the continued services of our key technical, sales and senior management personnel. Losing one or more of our key employees could have a material adverse effect on our business, results of operations and financial condition. We have employment agreements with most of our vice presidents and other key employees, including Christopher R. McCleary, Stephen E. McManus, Jeffery L. McKnight, Andrew A. Stern, Harold C. Teubner, Jr. and Gary J. Rogers.

We may not be able to deliver our iMAP services if third parties do not provide us with key components of our infrastructure.

      We depend on other companies to supply key components of our telecommunications infrastructure and systems and network management solutions. Any failure to obtain needed products or services in a timely fashion and at an acceptable cost could have a material adverse effect on our business, results of operations and financial condition. Although we lease redundant capacity from multiple suppliers, a disruption in telecommunications capacity could prevent us from maintaining our standard of service. Some of the key components of our system and network are available only from sole or limited sources in the quantities and quality we demand. For example, the hardware we use to support our real-time mirroring and disaster recovery functions is supplied only by EMC Corporation. We buy these components from time to time, do not carry significant inventories of them and have no guaranteed supply arrangements with our vendors.

Our ability to provide our iMAP services depends on strategic relationships with software vendors that we may not be able to maintain.

      Our iMAP offerings are central to our business strategy. We obtain software products under license agreements with BroadVision, Ariba, Siebel, PeopleSoft, Lawson, Microsoft, Niku and Sagent and package them as part of our iMAP solutions. The agreements are for terms ranging from one to three years. All the agreements may be terminated upon a breach of the agreement, subject to cure periods. The agreement with PeopleSoft may be terminated by either party for convenience upon 90 days notice after an annual review, scheduled to first occur on or about June 22, 2000. Under an earlier version of our contract, PeopleSoft on one occasion notified us of its intention to terminate the agreement. After significant discussion, the issues in dispute were resolved, our agreement with PeopleSoft was renegotiated and PeopleSoft retracted its notification of its intent to terminate the agreement. However, we cannot be sure that one or more of our agreements with software vendors will not be terminated in the future. If these agreements were to be terminated or not renewed or we otherwise could not continue to use this software, we might have to discontinue products or services or delay or reduce their introduction unless we could find, license and package equivalent technology.

      All but one of our agreements with software vendors are non-exclusive. Our agreement with SiebelNet, Inc., a wholly owned subsidiary of Siebel Systems, Inc., gives us exclusivity as the Application Service Provider of Siebel enterprise relationship management applications for direct customers of SiebelNet headquartered in North America. Our vendors may choose to compete with us directly or to enter into strategic relationships with our competitors. These relationships may take the form of strategic investments or marketing or other contractual arrangements. Our competitors may also license and utilize the same technology in competition with us. We cannot be sure that the vendors of technology used in our products will continue to support this technology in its current form. Nor can we be sure that we will be able to adapt our own products to changes in this technology. In addition, we cannot be sure that the financial or other difficulties of our vendors will not have a material adverse effect upon the technologies incorporated in our products, or that, if these technologies become unavailable, we will be able to find suitable alternatives.

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

The loss of a key customer could decrease our revenues.

      During the year ended December 31, 1999, sales to SiebelNet accounted for approximately 16% of our revenues. We expect sales to SiebelNet to continue to constitute a significant portion of our revenues in the near term. During that period, if our sales to SiebelNet decrease, our business will suffer.

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

Developing and expanding our operations will depend, among other things, on our management’s ability to successfully integrate newly acquired operations.

      In October 1999, we acquired Conklin & Conklin, Inc. We cannot be sure that we will be able to continue to successfully integrate the business of Conklin into our own, or that the Conklin business will perform as expected. In addition, we cannot be sure that we will be able to successfully integrate any business acquired in the future into our own. Our failure to successfully integrate an acquired company or its subsequent underperformance could have a material adverse effect on our business, results of operations and financial condition.

We may undertake additional acquisitions which pose risks to our business.

      From time to time, we may undertake additional acquisitions. If we do, our risks may increase because:

•	we may pay more for the acquired company than the value we realize from the acquisition;

•	we may not fully understand the business we acquire;

•	we may be entering markets in which we have little or no direct prior experience;

•	our ongoing business may be disrupted and resources and management time diverted; and

•	our accounting for acquisitions could require us to amortize substantial goodwill, adversely affecting our reported results of operations.

      In addition, once we have made an acquisition we will face additional risks:

•	it may be difficult to assimilate acquired operations and personnel;

•	we may not be able to retain the management and other key personnel of the acquired business;

•	we may not be able to maintain uniform standards, controls, procedures and policies; and

•	changing management may impair relationships with an acquired business’s employees or customers.

We may make investments in entities that we do not control.

      In the future, we may make investments in joint ventures or other entities over which we do not exercise control. We may make these investments in connection with entering into strategic partnerships with software vendors, systems integrators or Internet Service Providers or as strategic investments. Our inability to control the entity in which we may invest may have consequences on our ability to receive distributions from such entity or to implement our business plan. Debt agreements, if entered into by a non-control entity, may restrict or prohibit such entity from paying distributions to us. Applicable state or local law may also limit the amount that a non-control entity is permitted to pay a distribution on its equity interest, and we may not be able to influence the payment of dividends. If any of the other investors in a non-control entity fail to observe their commitments, that entity may not be able to operate according to its business plans or we may be required to increase our level of commitment to give effect to the plan. In addition, our ability to implement a business plan for a non-control entity may be limited or non-existent.

Because we have international operations, we face additional risks related to foreign political and economic conditions.

      We have established EDCs in Europe and Japan. We intend to expand further into international markets. We cannot be sure that we will be able to obtain the necessary telecommunications infrastructure in a cost-effective manner or compete effectively in international markets. In addition, there are risks inherent in conducting business internationally. These include:

•	unexpected changes in regulatory requirements;

•	export restrictions;

•	tariffs and other trade barriers;

•	challenges in staffing and managing foreign operations;

•	differing technology standards;

•	employment laws and practices in foreign countries;

•	political instability;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls; and

•	potentially adverse tax consequences.

      Any of these could adversely affect our international operations. We cannot be sure that one or more of these factors will not have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition.

Government regulation and legal uncertainties could add additional costs to doing business on the Internet and could limit our clients’ use of the Internet.

      Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. In recent sessions, the United States Congress has enacted Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material and other similar proposals are continuously being considered. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. For example, Germany and the European Union have enforced laws and regulations on content distributed over the Internet that are more strict than those currently in place in the United States.

The outcome of proposals put to a vote of stockholders will be determined by our existing principal stockholders, executive officers and directors.

      Our executive officers, directors, existing 5% or greater stockholders and their affiliates, in the aggregate, will own shares representing approximately 58.6% of our outstanding voting capital stock after the completion of the February 2000 secondary offering. As a result, these persons, acting together, are able to control all matters submitted to our stockholders for approval and to control our management and affairs. For example, these people, acting together, control the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.

The trading price of our common stock could be subject to significant fluctuations.

      The trading price of our common stock has been volatile. Factors such as announcements of fluctuations in our or our competitors’ operating results and market conditions for Internet related and other technology stocks in general could have a significant impact on the future trading price of our common stock. In particular, the trading price of the common stock of many Internet related and other technology companies has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. In addition, the trading price of our common stock could be subject to significant fluctuations in response to variations in our prospects and operating results, which may in turn be affected by changes in interest rates and other factors. There can be no assurance that these factors will not have an adverse effect on the trading price of our common stock.

The market price of our common stock could be affected by the substantial number of shares that are eligible for future sale.

      As of March 14, 2000, we had 96,345,190 shares of common stock issued and outstanding, excluding 1,257,709 shares issuable upon the exercise of warrants, 25,403,652 shares issuable upon the exercise of options granted under our 1998 Stock Option Plan and 7,545,272 shares issuable upon conversion of our convertible notes. We cannot predict the effect, if any, that future sales of shares of common stock, including common stock issuable upon conversion of the notes, or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time.

Intellectual property infringement claims against us, even without merit, could cost a significant amount of money to defend and divert management’s attention away from our business.

      As the number of software products in our target markets increases and the functionality of these products further overlap, software industry participants may become increasingly subject to infringement claims. Someone may even claim that our technology infringes their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend. They may divert management’s attention and resources and could cause service implementation delays. They also could require us to enter into costly royalty or licensing agreements. If successful, a claim of product infringement against us and our inability to license the infringed or similar technology could adversely affect our business.

We could be required to use our financial resources to repurchase shares of common stock from U S WEST.

      We could be required to repurchase for cash some of the shares of our capital stock owned by U S WEST. This would require us to divert our resources at a time of rapid growth. If we engage in activities in which U S WEST would be prohibited from engaging and we were considered an affiliate of U S WEST under regulations of the Federal Communications Commission, U S WEST could force us to repurchase the number of shares required to make us no longer an affiliate. We are not presently considered an affiliate of U S WEST under these regulations. See “Certain Relationships and Related Transactions — Purchases of Series A Preferred Stock.” Although we believe the possibility of this occurring is remote, repurchasing the shares held by U S WEST could be costly.

Forward-looking statements contained in this prospectus are subject to risks and uncertainties.

      This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” or the negative of those or other variations, or comparable expressions, including references to assumptions. These statements are contained in sections entitled “Prospectus Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and other sections of this report.

      The forward-looking statements in this report, including statements concerning projections of our future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to our continued ability to:

•	build and operate a highly reliable, complex global network;

•	establish and maintain relationships with key software vendors and develop economically attractive products;

•	attract and retain iMAP customers;

•	attract and retain highly skilled employees;

•	effectively manage our rapid growth; and

•	evolve our business to gain advantages in an increasingly competitive environment.

      Our risks are more specifically described in “Risk Factors.” If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, you should not place undue reliance on forward-looking statements.

      We undertake no obligation to update forward-looking statements or risk factors other than as required by applicable law, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates. In addition, changes in the quoted market price of our common stock will effect the fair value of convertible subordinated notes.

  Interest Rate Risk

      The fair value of our cash and cash equivalents would not be significantly impacted by either a 10% increase or a 10% decrease in interest rates due to the short-term nature of our portfolio.

      Our earnings and financial position are affected by changes in interest rates as a result of our purchase of various fixed rate municipal bonds included in available-for-sale investments. If market interest rates for municipal bonds increase by 10%, the fair value of our available-for-sale investments will decrease, and unrealized gains/losses recognized as other comprehensive income will decrease by an estimated $0.7 million. Conversely, if market interest rates for municipal bonds decrease by 10%, the fair value of our available-for-sale investments will increase, and unrealized gains/ losses recognized as other comprehensive income will increase by an estimated $0.8 million. These amounts are determined by discounting future cash flows using hypothetical interest rates.

      We have financed capital expansion through various long-term debt instruments bearing interest at both fixed and variable interest rates. At December 31, 1999, the fair value of this debt is not significantly impacted by either a 10% increase or a 10% decrease in interest rates.

  Other Market Risk

      Our convertible subordinated notes bear interest at 7% through November 1, 2004. The market value of these notes is affected by fluctuations in the quoted market value of our common stock. If the quoted market value of our common stock increases by 10%, the estimated fair value of the notes will increase by an estimated $35 million. Conversely, if the quoted market value of our common stock decreases by 10%, the estimated fair value of the notes will decrease by an estimated $35 million.

      These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.  Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of USinternetworking, Inc.

Report of Independent Auditors	40

Consolidated Balance Sheets as of December 31, 1998 and 1999.	41

Consolidated Statements of Operations for the period January 14, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999.	42

Consolidated Statement of Stockholders’ Equity (Deficit) for the period January 14, 1998 (date of inception) through December 31, 1998.	43

Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 1999.	44

Consolidated Statements of Cash Flows for the period January 14, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999.	45

Notes to Consolidated Financial Statements	46

Consolidated Financial Statements of I.I.T. Holding, Inc. and Subsidiaries

Report of Independent Auditors	65

Report of Independent Auditors	66

Consolidated Balance Sheets as of December 31, 1997, 1996 and September 7, 1998.	67

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 for the period from January 1, 1998 through September 7, 1998.	68

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1997 and 1996 and for the period from January 1, 1998 through September 7, 1998.	69

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996 and for the period from January 1, 1998 through September 7, 1998.	70

Notes to Consolidated Financial Statements	71

Report of Independent Auditors

The Board of Directors and Stockholders

USinternetworking, Inc.

      We have audited the accompanying consolidated balance sheets of USinternetworking, Inc. (“the Company”) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from January 14, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USinternetworking, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the period from January 14, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Baltimore, Maryland
January 24, 2000,
except for Note 21, as to which the date is
March 3, 2000

USinternetworking, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	1998	1999

ASSETS

Current assets:

Cash and cash equivalents	$43,802,465	$112,302,621

Available-for-sale securities	—	31,706,991

Accounts receivable, less allowance of $142,000 and $543,447 in 1998 and 1999, respectively	2,882,119	16,557,356

Due from officer	—	1,900,000

Prepaid expenses and other current assets	3,017,959	6,904,595

Total current assets	49,702,543	169,371,563

Deferred iMAP costs, net of accumulated amortization of $2,415,848 in 1999	—	8,899,837

Software licenses, net of accumulated amortization of $3,728,103 in 1999	9,596,760	10,806,710

Property and equipment, net of accumulated depreciation of $1,567,885 and $14,319,115 in 1998 and 1999, respectively	21,640,145	101,166,670

Goodwill, net of accumulated amortization of $1,611,763 and $7,566,763 in 1998 and 1999, respectively	25,137,296	29,646,621

Deferred financing costs and other assets, net of accumulated amortization of $128,029 in 1999	439,734	5,562,771

Total assets	$106,516,478	$325,454,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$6,571,767	$13,145,394

Accrued compensation	4,870,690	8,187,517

Other accrued expenses	1,569,570	3,385,262

Deferred revenue	51,247	9,066,452

Due to former shareholders of acquired businesses	10,826,735	—

Current portion of capital lease obligations	1,503,947	5,834,076

Current portion of long-term debt	1,757,588	12,586,553

Total current liabilities	27,151,544	52,205,254

Short-term obligations expected to be refinanced	5,282,450	2,116,753

Capital lease obligations, less current portion	3,427,254	11,385,029

Long-term debt, less current portion	5,231,794	32,286,111

Dividends payable	1,503,004	—

Convertible subordinated notes	—	125,000,000

Total liabilities	42,596,046	222,993,147

Commitments and contingent liabilities	—	—

Series B Convertible Redeemable Preferred Stock, $.01 par value, 115,000 shares authorized, 59,279 shares issued and outstanding in 1998, none in 1999.	62,242,500	—

Common stock subject to repurchase, 3,023,438 shares issued and outstanding in 1998, none in 1999.	4,145,000	—

Stockholders’ equity (deficit):

Series A Convertible Preferred Stock, $.01 par value, 110,000 shares authorized, 55,000 shares issued and outstanding in 1998, none in 1999.	550	—

Common stock, $.001 par value, 450,000,000 shares authorized, 1,406,250 and 92,065,911 shares issued and outstanding in 1998 and 1999, respectively	1,406	92,066

Additional paid-in capital	29,984,288	241,861,378

Note receivable from officer for purchase of common stock	—	(2,250,000)

Unearned compensation	—	(1,782,433)

Accumulated deficit	(32,453,312)	(135,771,335)

Accumulated other comprehensive income	—	311,349

Total stockholders’ equity (deficit)	(2,467,068)	102,461,025

Total liabilities and stockholders’ equity (deficit)	$106,516,478	$325,454,172

See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Operations

	For the period from
	January 14, 1998
	(date of inception)
	through	Year ended
	December 31,	December 31,
	1998	1999

Revenue	$4,122,449	$35,512,760

Costs and expenses:

Direct cost of services	3,425,111	23,570,279

Network and infrastructure costs	2,185,893	16,238,568

General and administrative	19,426,575	22,051,990

Sales and marketing	5,123,334	36,595,021

Product research and development	690,388	5,351,678

Non-cash stock compensation expense	231,135	10,350,729

Depreciation and amortization	3,179,648	22,480,006

Total costs and expenses	34,262,084	136,638,271

Operating loss	(30,139,635)	(101,125,511)

Other income (expense):

Interest income	367,411	4,114,732

Interest expense	(2,681,088)	(6,307,244)

	(2,313,677)	(2,192,512)

Net loss	(32,453,312)	(103,318,023)

Dividends accrued on Series A and Series B Convertible Preferred Stock	(1,503,004)	(2,328,150)

Accretion of common stock subject to repurchase to fair value	(3,903,865)	(23,938,069)

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	(236,991)	(99,252)

Net loss attributable to common stockholders	$(38,097,172)	$(129,683,494)

Basic and diluted loss per common share attributable to common stockholders	$(27.09)	$(1.95)

See accompanying notes.

USinternetworking, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period From January 14, 1998 (date of inception) through December 31, 1998

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional	Note
					Paid-in	Receivable	Unearned	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	From Officer	Compensation	Deficit

Balance at January 14, 1998.	—	$—	—	$—	$—	$—	$—	$—

Issuance of common stock to founder upon inception	—	—	1,406,250	1,406	3,594	—	—	—

Issuance of Series A Convertible Preferred Stock on May 28, 1998 for cash	38,333	383	—	—	22,999,617	—	—	—

Issuance of Series A Convertible Preferred Stock on May 28, 1998 in exchange for $1,000,000 note	1,667	17	—	—	999,983	—	—	—

Issuance of Series A Convertible Preferred Stock on June 22, 1998 for cash	6,167	62	—	—	3,699,938	—	—	—

Issuance of Series A Convertible Preferred Stock on July 2, 1998 for cash	5,833	58	—	—	3,499,942	—	—	—

Issuance of Series A Convertible Preferred Stock on July 30, 1998 for cash	3,000	30	—	—	1,799,970	—	—	—

Transaction costs associated with the issuance of Series A Convertible Preferred Stock	—	—	—	—	(205,225)	—	—	—

Issuance of warrants to purchase 112,500 shares of common stock associated with the acquisition of I.I.T on September 8, 1998.	—	—	—	—	40,000	—	—	—

Issuance of warrants to purchase 2,192,512 shares of common stock in connection with $9,095,000 of debt on September 7, 1998.	—	—	—	—	1,948,930	—	—	—

Issuance of warrants to purchase 167,409 shares of common stock in connection with a $5,000,000 financing commitment on September 22, 1998.	—	—	—	—	148,810	—	—	—

Issuance of warrants to purchase 971 shares of Series B Convertible Redeemable Preferred Stock in connection with a $10,000,000 financing commitment on September 30, 1998	—	—	—	—	606,875	—	—	—

Issuance of warrants to purchase 140,625 shares of common stock associated with the acquisition of ACR on October 2, 1998.	—	—	—	—	50,000	—	—	—

Issuance of warrants to purchase 40,179 shares of common stock in connection with a $2,000,000 financing commitment on December 18, 1998.	—	—	—	—	35,714	—	—	—

Dividends accrued on Series A Convertible Preferred Stock	—	—	—	—	(1,503,004)	—	—	—

Accretion of common stock subject to repurchase to fair value	—	—	—	—	(3,903,865)	—	—	—

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	—	—	—	(236,991)	—	—	—

Net loss for the period January 14, 1998 through December 31, 1998.	—	—	—	—	—	—	—	(32,453,312)

Balance at December 31, 1998.	55,000	$550	1,406,250	$1,406	$29,984,288	$—	$—	$(32,453,312)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Total
	Other	Stockholders’
	Comprehensive	Equity
	Income	(Deficit)

Balance at January 14, 1998.	$—	$—

Issuance of common stock to founder upon inception	—	5,000

Issuance of Series A Convertible Preferred Stock on May 28, 1998 for cash	—	23,000,000

Issuance of Series A Convertible Preferred Stock on May 28, 1998 in exchange for $1,000,000 note	—	1,000,000

Issuance of Series A Convertible Preferred Stock on June 22, 1998 for cash	—	3,700,000

Issuance of Series A Convertible Preferred Stock on July 2, 1998 for cash	—	3,500,000

Issuance of Series A Convertible Preferred Stock on July 30, 1998 for cash	—	1,800,000

Transaction costs associated with the issuance of Series A Convertible Preferred Stock	—	(205,225)

Issuance of warrants to purchase 112,500 shares of common stock associated with the acquisition of I.I.T on September 8, 1998.	—	40,000

Issuance of warrants to purchase 2,192,512 shares of common stock in connection with $9,095,000 of debt on September 7, 1998.	—	1,948,930

Issuance of warrants to purchase 167,409 shares of common stock in connection with a $5,000,000 financing commitment on September 22, 1998.	—	148,810

Issuance of warrants to purchase 971 shares of Series B Convertible Redeemable Preferred Stock in connection with a $10,000,000 financing commitment on September 30, 1998	—	606,875

Issuance of warrants to purchase 140,625 shares of common stock associated with the acquisition of ACR on October 2, 1998.	—	50,000

Issuance of warrants to purchase 40,179 shares of common stock in connection with a $2,000,000 financing commitment on December 18, 1998.	—	35,714

Dividends accrued on Series A Convertible Preferred Stock	—	(1,503,004)

Accretion of common stock subject to repurchase to fair value	—	(3,903,865)

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	(236,991)

Net loss for the period January 14, 1998 through December 31, 1998.	—	(32,453,312)

Balance at December 31, 1998.	$—	$(2,467,068)

      See accompanying notes.

USinternetworking, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (continued)

For the Year Ended December 31, 1999

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional	Note
					Paid-in	Receivable	Unearned	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	From Officer	Compensation	Deficit

Balance at January 1, 1999.	55,000	$550	1,406,250	$1,406	$29,984,288	$—	$—	$(32,453,312)

Dividends accrued on Series A and Series B Convertible Preferred Stock	—	—	—	—	(2,328,150)	—	—	—

Accretion of common stock subject to repurchase to fair value	—	—	—	—	(23,938,069)	—	—	—

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	—	—	—	(99,252)	—	—	—

Conversion of Series A Convertible Preferred Stock to common stock	(55,000)	(550)	27,843,737	27,844	(27,294)	—	—	—

Conversion of Series B Convertible Redeemable Preferred Stock to common stock	—	—	41,680,197	41,680	62,200,820	—	—	—

Reclassification of common stock subject to repurchase to common stock	—	—	3,023,438	3,023	28,848,911	—	(633,184)	—

Issuance of common stock upon initial public offering	—	—	15,525,000	15,525	144,884,475	—	—	—

Initial public offering issuance costs	—	—	—	—	(12,072,427)	—	—	—

Issuance of common stock upon exercise of stock options	—	—	837,860	838	982,153	—	—	—

Issuance of common stock upon exercise of stock options in exchange for note	—	—	843,750	844	2,249,156	(2,250,000)	—	—

Issuance of common stock upon exercise of warrants	—	—	1,113,977	1,114	3,085,086	—	—	—

Contribution of common stock to employee benefit plan	—	—	54,738	55	600,365	—	—	—

Issuance of restricted common stock	—	—	141,750	142	2,008,858	—	(2,009,000)	—

Repurchase of common stock	—	—	(404,786)	(405)	(3,022,193)	—	—	—

Amortization of unearned compensation	—	—	—	—	—	—	859,751	—

Stock compensation expense for issuance of common stock options at below fair market value	—	—	—	—	8,504,648	—	—	—

Comprehensive income:	—	—	—	—	—	—	—	—

Net loss for the period January 1, 1999 through December 31, 1999.	—	—	—	—	—	—	—	(103,318,023)

Other comprehensive income-unrealized gain on marketable securities	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	—	—	—	—

Balance at December 31, 1999.	—	$—	92,065,911	$92,066	$241,861,378	$(2,250,000)	$(1,782,433)	$(135,771,335)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Total
	Other	Stockholders’
	Comprehensive	Equity
	Income	(Deficit)

Balance at January 1, 1999.	$—	$(2,467,068)

Dividends accrued on Series A and Series B Convertible Preferred Stock	—	(2,328,150)

Accretion of common stock subject to repurchase to fair value	—	(23,938,069)

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	(99,252)

Conversion of Series A Convertible Preferred Stock to common stock	—	—

Conversion of Series B Convertible Redeemable Preferred Stock to common stock	—	62,242,500

Reclassification of common stock subject to repurchase to common stock	—	28,218,750

Issuance of common stock upon initial public offering	—	144,900,000

Initial public offering issuance costs	—	(12,072,427)

Issuance of common stock upon exercise of stock options	—	982,991

Issuance of common stock upon exercise of stock options in exchange for note	—	—

Issuance of common stock upon exercise of warrants	—	3,086,203

Contribution of common stock to employee benefit plan	—	600,420

Issuance of restricted common stock	—	—

Repurchase of common stock	—	(3,022,598)

Amortization of unearned compensation	—	859,751

Stock compensation expense for issuance of common stock options at below fair market value	—	8,504,648

Comprehensive income:	—	—

Net loss for the period January 1, 1999 through December 31, 1999.	—	(103,318,023)

Other comprehensive income-unrealized gain on marketable securities	311,349	311,349

Total comprehensive income (loss)		(103,006,674)

Balance at December 31, 1999.	$311,349	$102,461,025

      See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Cash Flows

	For the period from
	January 14, 1998
	(date of inception)
	through
	December 31,	Year ended
	1998	December 31, 1999

Operating Activities

Net loss	$(32,453,312)	$(103,318,023)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,567,885	16,525,006

Amortization	1,611,763	5,955,000

Non-cash stock compensation expense	231,135	10,350,729

Non-cash interest expense	2,011,904	379,925

Changes in operating assets and liabilities:

Accounts receivable	43,293	(13,675,237)

Prepaid expenses and other current assets	(3,052,457)	(3,886,636)

Deferred iMAP costs	—	(8,899,837)

Accounts payable	4,333,579	4,456,874

Accrued compensation	4,287,023	3,316,827

Accrued expenses and other current liabilities	234,800	1,565,692

Deferred revenue	—	9,015,205

Net cash used in operating activities	(21,184,387)	(78,214,475)

Investing Activities

Due from officer	—	(1,900,000)

Purchases of property and equipment	(20,127,849)	(79,858,273)

Purchases of available-for-sale securities	—	(147,014,320)

Sales of available-for-sale securities	—	115,618,678

Acquisitions, net of cash acquired	(16,899,991)	(8,464,325)

Change in other assets	(59,080)	(102,438)

Net cash used in investing activities	(37,086,920)	(121,720,678)

Financing Activities

Proceeds from issuance of Series A Convertible Preferred Stock	31,794,775	—

Proceeds from loan from officer, subsequently converted into Series A Convertible Preferred Stock	1,000,000	—

Proceeds (expenses) from issuance of Series B Convertible Redeemable Preferred Stock	39,910,509	(99,252)

Proceeds from issuance of common stock and common stock subject to repurchase, net of issuance cost	15,000	132,827,573

Proceeds from the exercise of warrants	—	73,605

Proceeds from exercise of employee stock options	—	982,991

Proceeds from issuance of long-term debt	9,486,969	38,149,514

Proceeds from issuance of notes, subsequently converted into Series B Convertible Redeemable Preferred Stock	22,095,000	—

Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	119,851,371

Dividends paid to preferred stockholders	—	(3,831,154)

Payment to former shareholders of acquired businesses	—	(10,826,735)

Payments on long-term debt	(1,804,876)	(5,683,824)

Payments on capital lease obligations	(423,605)	(3,008,780)

Net cash provided by financing activities	102,073,772	268,435,309

Net increase in cash and cash equivalents	43,802,465	68,500,156

Cash and cash equivalents at beginning of period	—	43,802,465

Cash and cash equivalents at end of period	$43,802,465	$112,302,621

See accompanying notes.

USinternetworking, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

     Description of Business

      USinternetworking, Inc., (the “Company”) was incorporated on January 14, 1998 principally to provide clients the ability to use leading business software applications through the Company’s Internet-based network. The Company is an “Internet Managed Application Provider.SM ” The Company’s iMAP services integrate Internet communications, data center management, packaged software applications, implementation and support to meet the technology needs of businesses in a number of areas. These areas include sales force automation, customer support, e-commerce, and human resource and financial systems. The Company also makes its infrastructure available to clients who want to run their own applications in a highly reliable and secure Internet environment and provides information technology consulting services.

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

      The Company considers all money market accounts and all other investments with a maturity of three months or less when purchased to be cash equivalents.

     Investments

      Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as other comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

      At December 31, 1999, available-for-sale securities consisted principally of corporate and government agency obligations.

     Deferred Costs

      Direct costs related to the implementation of software under iMAP contracts are deferred and expensed ratably over the term of the related contract. Costs related to the issuance of debt are deferred and expensed over the term of the debt using the interest method.

     Software Licenses

      The Company capitalizes the costs associated with the purchase of licenses for major business process application software used in providing iMAP services. The licenses specify the maximum number of users permitted to utilize the license in connection with the Company’s service, and whether the licenses may be later transferred to subsequent users by the Company. All amounts are non-refundable, regardless of the actual number of users assigned a license in connection with iMAP services.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

1.  Summary of Significant Accounting Policies — (Continued)

      Transferable licenses are amortized over their estimated useful life of three years. Non-transferable licenses are amortized over the lesser of the minimum contract period for iMAP clients subject to these licenses, or three years. Amortization commenced in January 1999, the date that transferable and non-transferable licenses were first available to generate revenue, and the average amortization period is expected to be three years.

      The Company also purchases maintenance services from its software vendors under agreements that require annual payments for software maintenance, including technical support and software upgrades. These payments are included in prepaid expenses and amortized ratably over the annual service period.

     Property and Equipment and Accounting Changes

      Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed for owned assets using the straight-line method over estimated useful lives of the assets. Assets under capital leases are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets.

      Estimated useful lives for furniture and equipment range from five to seven years. Computer hardware and software, is depreciated over three to five years. Buildings are depreciated over 25 years, and leasehold improvements are depreciated over the term of the related lease.

      On July 1, 1999, the Company changed its estimate of the useful life of its computer equipment from three to five years. The change in estimate will be accounted for prospectively, with depreciation expense for periods subsequent to June 30, 1999 calculated so as to depreciate the remaining book value of the equipment at June 30, 1999 equally over the revised estimated useful life.

      The effect of this change was to decrease depreciation expense and net loss by $2,901,656 for the year ended December 31, 1999. Basic and diluted loss per share for the year ended December 31, 1999 was lower by $0.05 per share as a result of the change.

      On January 1, 1999, the Company adopted Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal-use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. In 1998, the Company expensed approximately $1 million of costs related to the implementation of internal-use software. During 1999, the Company capitalized $2.3 million of costs related to the implementation of internal-use software which is included in computers and software at December 31, 1999.

     Advertising Costs

      The Company expenses advertising as incurred. Advertising expense totaled approximately $700,000 and $2.5 million in 1998 and 1999, respectively.

     Impairment of Long-Lived Assets

      Long-lived assets, consisting principally of software licenses, property and equipment and goodwill, are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

1.  Summary of Significant Accounting Policies — (Continued)

     Short-term Obligations Expected to be Refinanced

      At December 31, 1998 and 1999, the Company had liabilities for the purchase of fixed assets for which the Company had outstanding commitments to finance on a long-term basis. The Company has executed or will execute these financings early in the subsequent year, and therefore classified the long-term portion of the liabilities due based on the subsequent financings in the accompanying balance sheets. These obligations will bear interest at rates from 9% to 17% per annum, and will mature in varying installments through October 2001.

     Revenue Recognition

      The Company generates revenue from iMAP services and information technology services. Revenues from professional IT services are recognized as services are provided. iMAP revenues consist of implementation fees and monthly recurring fees for services.

      Implementation fees are generally paid in advance, and are deferred and recognized ratably over the term of the iMAP service contract. Monthly iMAP service fees are consideration for access to the Company’s network of Enterprise Data Centers hosting application software, and the implementation and management of that software. iMAP contracts generally have a two to five year term, and revenues are recognized ratably over the contract term. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue. Some contracts permit termination without cause by the clients. Contracts permitting termination without cause generally provide for termination payments to the Company that will be recognized as revenue when collectibility is assured.

     Product Research and Development

      The Company incurs product research and development costs related to expanding its portfolio of iMAP solutions. These costs primarily include labor costs associated with the testing of new product offerings including the evaluation of hardware and software applications functionality in an iMAP environment. Product research and development costs are expensed as incurred.

     Goodwill Amortization

      The Company amortizes goodwill arising from purchase business combinations on a straight-line basis over its estimated useful life of 5 years.

     Stock-Based Compensation

      The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, if the exercise price of the Company’s employee stock-based awards equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

      Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected. The Company supplementally discloses in Note 15 to these consolidated financial statements the pro forma information as if the fair value method had been adopted.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

1.  Summary of Significant Accounting Policies — (Continued)

     Income Taxes

      The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Stock Splits

      In February 1999, the Company’s Board of Directors approved an 8 for 1 reverse stock split of common stock, options and warrants which became effective on April 8, 1999. Accordingly, all share and per share data including stock option, warrant and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

      In November 1999, the Board of Directors approved a 3 for 2 stock split of common stock, options and warrants for holders of record on December 3, 1999. Accordingly, all share and per share data including stock option, warrant and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

     Reclassifications

      Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

2.  Acquisitions

      On September 8, 1998, the Company acquired all of the outstanding common stock of I.I.T. Holding, Inc. (IIT), a provider of Internet and intranet consulting, integration and support services principally to commercial companies located throughout the United States and South America. The initial purchase price consisted of cash of $12,887,000 and warrants to purchase 112,500 shares of common stock for $7.11 per share valued at $40,000. Direct acquisition costs of $394,968 were also incurred. The acquisition was accounted for using the purchase method of accounting, and the results of operations of IIT are included in the accompanying consolidated statements of operations commencing September 8, 1998. At the acquisition date, $14,131,788 of goodwill was recorded.

      Additional contingent consideration was payable to the former shareholders of IIT to the extent that defined amounts of revenue, earnings before interest, income taxes, depreciation and amortization (EBITDA), and employee retention percentages (as related to the operations of IIT) in 1998 were exceeded. At December 31, 1998, the Company determined that the amount of additional consideration due to the sellers was $2,326,735, and therefore recorded that amount as due to former shareholders of acquired businesses and as additional goodwill. The contingent consideration was paid in May 1999.

      On October 2, 1998, the Company acquired all of the outstanding common stock of Advanced Communication Resources, Inc. (ACR), a New York based systems integrator focused on the financial services industry. The initial purchase price aggregated $6,050,000, consisting of cash of $2,500,000, a $3,500,000 secured promissory note due in January 1999 bearing interest at 8.25%, and warrants to purchase 140,625 shares of common stock for $7.11 per share valued at $50,000. Direct acquisition costs of $338,916 were also incurred. The acquisition was accounted for using the purchase method of accounting, and the results of operations of ACR are included in the accompanying consolidated statements of operations commencing October 2, 1998. At the acquisition date, $5,290,535 of goodwill was recorded.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.  Acquisitions — (Continued)

      Additional contingent consideration was payable to the former shareholders of ACR to the extent that defined amounts of revenue, EBITDA, and employee retention percentages (as related to the operations of ACR) in 1998 were exceeded. At December 31, 1998, the Company determined that the amount of additional consideration due to the sellers was $5,000,000, and therefore recorded that amount as due to former shareholders of acquired businesses and as additional goodwill. The contingent consideration was paid in January 1999.

      On October 8, 1999, the Company purchased the assets of Conklin & Conklin, Inc. (“Conklin”), a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses. The initial purchase price aggregated $11.2 million, and consisted of cash of $7.7 million, assumed liabilities of $1.5 million, and a $2.0 million secured note due on October 8, 2001. Additional contingent cash consideration of up to $4.6 million will be payable to the extent that specified financial milestones are achieved over a 26 month period, and any such payment will result in the recording of additional goodwill. The acquisition was accounted for as a purchase, and goodwill of approximately $9.4 million was recorded at the acquisition date, and is being amortized over its estimated useful life of five years.

      The results of operations of Conklin are included in the accompanying consolidated statement of operations commencing October 8, 1999. The following summarizes unaudited pro forma consolidated results of operations for 1998 and 1999 assuming the Conklin acquisition had occurred at the beginning of each period. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of each period, or of future operations of the Company (in thousands):

	For the period from
	January 14, 1998
	(date of inception)
	through	Year ended
	December 31, 1998	December 31, 1999

	(unaudited)

Revenue	$15,486	$44,086

Net loss	$(31,739)	$(103,882)

Basic and diluted loss per common share	$(22.57)	$(1.56)

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.  Loss Per Share

      The following table sets forth the computation of basic and diluted loss per common share:

	For the period from
	January 14, 1998
	(date of inception)
	through	Year ended
	December 31, 1998	December 31, 1999

Numerator:

Net loss	$(32,453,312)	$(103,318,023)

Dividends on Series A Convertible Preferred Stock	(1,503,004)	(2,328,150)

Accretion of common stock subject to repurchase to fair value	(3,903,865)	(23,938,069)

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	(236,991)	(99,252)

	$(38,097,172)	$(129,683,494)

Denominator:

Weighted-average number of shares of common stock outstanding and not subject to repurchase during the period	1,406,250	66,503,639

Basic and diluted loss per common share	$(27.09)	$(1.95)

      Basic loss per share is based upon the average number of shares of common stock outstanding during the periods. The 1998 computation excludes 3,023,438 shares of common stock subject to repurchase.

      Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of common stock subject to repurchase, convertible preferred stocks, stock options and warrants in the 1998 period, and stock options and warrants in the 1999 period.

4.  Supplemental Disclosure of Cash Flow Information

      The Company acquired equipment totaling $5,188,489 and $15,812,110 under leases classified as capital leases for the period from January 14, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999, respectively. The Company also acquired $7,500,000 and $3,000,000 of equipment in 1998 and 1999 that was included in accounts payable and short-term obligations expected to be refinanced at December 31, 1998 and 1999, respectively.

      Interest paid was approximately $368,000 and $5,902,000 for the period from January 14, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999, respectively.

      In December 1998, $22,095,000 of notes payable and a $1,000,000 loan from an officer of the Company were converted into Series B Convertible Redeemable Preferred Stock.

      In 1998, the Company purchased all of the capital stock of IIT and ACR for approximately $27.8 million. In conjunction with these acquisitions, assets with a fair market value of approximately $30.8 million were acquired and liabilities of approximately $3.0 million were assumed.

      In 1999, the Company purchased the assets of Conklin for approximately $11.2 million. In conjunction with this acquisition, assets with a fair market value of approximately $9.7 million were acquired and liabilities of approximately $1.5 million were assumed.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.  Supplemental Disclosure of Cash Flow Information — (Continued)

      In July 1998, the Company sold 1,406,250 shares of common stock to an executive officer for $5,000. The common stock at the date of issuance had an appraised estimated fair value of $0.71 per share, or $1,000,000. The difference between the estimated fair value of the common stock of $1,000,000 and the amount paid of $5,000 ($995,000) was recorded as unearned compensation and is being amortized over the 22 month period in which it is earned. Other non-cash compensation of $5,000 related to common stock issuances was also recorded in 1998.

      During 1999, the Company issued 141,750 shares of restricted common stock to executive officers at a weighted average price of $14.17 per share. The restricted common stock at the date of issuance had an aggregate quoted market value of $2,009,000, which was recorded as stockholders’ equity.

5.  Available-For-Sale Securities

      The following is a summary of available-for-sale securities at December 31, 1999:

Corporate commercial paper	$8,958,808

Corporate bonds	10,548,183

Municipal bonds	12,200,000

$31,706,991

      At December 31, 1999, aggregate unrealized gains of $311,349 are recorded in other comprehensive income. At December 31, 1999, the Company has approximately $19.5 million of investments that mature within one year and $12.2 million of investments that mature beyond ten years. These investments are classified as current as the Company views its available-for-sale investments as available for use in its current operations.

6.  Property and Equipment

      Property and equipment consists of the following:

	December 31,	December 31,
	1998	1999

Building and land	$959,124	$19,534,132

Furniture and fixtures	779,332	4,120,661

Equipment and automobiles	2,151,877	3,353,722

Computers and software	16,018,565	79,430,230

Leasehold improvements	3,299,132	9,047,040

	23,208,030	115,485,785

Accumulated depreciation	(1,567,885)	(14,319,115)

Total	$21,640,145	$101,166,670

      During 1999, the Company capitalized $346,106 of interest associated with assets under construction. Substantially all property and equipment is collateralized under financing arrangements.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.  Capital Lease Obligations

      The Company has entered into capital lease agreements to acquire certain equipment. Property and equipment includes the following amounts for leases that have been capitalized.

	December 31,	December 31,
	1998	1999

Computers and software	$5,188,489	$21,000,599

Accumulated amortization	(349,716)	(4,367,137)

Total	$4,838,773	$16,633,462

      Amortization of leased property is included in depreciation and amortization expense.

      Future minimum payments under capital lease obligations consist of the following at December 31, 1999:

2000	$8,147,628

2001	7,799,455

2002	3,783,135

2003	730,080

2004	2,388

Total minimum lease payments	20,462,686

Amounts representing interest	(3,243,581)

Present value of capital lease obligations	17,219,105

Current portion	(5,834,076)

Capital lease obligations, non-current	$11,385,029

8.  Long-Term Debt and Convertible Subordinated Notes

      Long-term debt consists of the following:

	December 31,	December 31,
	1998	1999

Notes payable to banks due in June and July 2001 and bearing interest at 9.0% per annum. These notes are payable in aggregate monthly installments of principal and interest of $8,893 with all unpaid principal and interest due at maturity. These notes are secured by mortgages on the real property purchased with the proceeds and with $106,913 in letters of credit pledged as additional security	$857,206	$828,127

Notes payable due August 1, 2001 through October 1, 2002 and bearing interest at 12.1% to 17.1% per annum. These notes are payable in aggregate monthly installments of principal and interest of $585,252 and are collateralized by certain furniture, fixtures, equipment and software	2,216,082	15,148,548

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.  Long-Term Debt and Convertible Subordinated Notes — (Continued)

	December 31,	December 31,
	1998	1999

Notes payable due January 1, 2002 and October 1, 2001 and bearing interest at 11.9% and 17.1% per annum, respectively. The notes are payable in aggregate monthly installments of principal and interest of $367,028 with all unpaid principal and interest due at maturity. These notes are collateralized by certain software licenses	$4,501,175	$5,025,976

Note payable due on June 1, 2002 and bearing interest at 14% per annum. This note is payable in aggregate monthly installments of principal and interest of $391,694 and is collateralized by certain equipment	—	9,868,975

Note payable due on May 1, 2006 and bearing interest at 7.5% per annum. The note is payable in aggregate monthly installments of principal and interest of $49,295 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the real property purchased with the proceeds	—	7,012,681

Notes payable due on March 1, 2001 and bearing interest at 6.6% per annum. These notes are payable in aggregate monthly installments of principal and interest ranging from $10,908 to $28,237 and are collateralized by the general assets of the Company	—	562,162

Notes payable due between February 28, 2003 and March 11, 2004 and bearing interest at rates ranging from 8.25% to 10.25% per annum. The notes are payable in aggregate monthly installments of principal and interest ranging from $533 to $1,274 and are secured by automobiles purchased with the proceeds	107,630	117,012

Note payable due on December 29, 2003 bearing interest at 9.8% per annum. The note is payable in monthly principal installments of $98,958 plus interest and is collateralized by a $750,000 certificate of deposit and certain building improvements	—	4,750,000

Note payable to former shareholders of Conklin, bearing interest at 10% per annum and due with accrued interest on October 8, 2001	—	2,000,000

Total	7,682,093	45,313,481

Less: current portion	1,757,588	12,586,553

Less: discounts	692,711	440,817

	$5,231,794	$32,286,111

      Aggregate maturities of long-term debt at December 31, 1999 are as follows:

2000	$12,586,553

2001	16,640,735

2002	8,046,459

2003	1,290,796

2004	132,223

2005 and thereafter	6,616,715

Total	$45,313,481

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.  Long-Term Debt and Convertible Subordinated Notes — (Continued)

      In 1999, the Company issued $125 million (principal amount at maturity) of Convertible Subordinated Notes (the “Notes”), due November 1, 2004. Interest on the Notes accrues at 7% per annum, payable semi-annually on May 1 and November 1 of each year, commencing May 1, 2000. A holder may, at any time prior to maturity, convert the principal amount of the Notes into shares of common stock at a conversion price of $16.57 per share. The Company has the option to redeem the Notes after November 5, 2002 through October 31, 2003 for 101.75% of the principal amount.

9.  Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures of its significant financial instruments:

     Cash and cash equivalents

      The carrying amounts reported for cash and cash equivalents approximate fair value.

     Available-for-sale securities

      Available-for-sale securities are stated at quoted market value.

     Accounts receivable and accounts payable

      The carrying amounts of accounts receivable and accounts payable and accrued expenses approximate fair value because of the short-term nature of those transactions.

     Long-term debt

      The fair values of the long-term debt are estimated using a discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements at December 31, 1999.

     Convertible subordinated notes

      The fair values of the convertible subordinated notes are estimated using quoted market rates as of December 31, 1999.

      The carrying amounts and fair values of the Company’s financial instruments follows:

	December 31, 1998		December 31, 1999

	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$43,802,465	$43,802,465	$112,302,621	$112,302,621

Available-for-sale securities	—	—	31,706,991	31,706,991

Long-term debt	7,682,093	7,682,093	44,872,664	45,911,984

Convertible subordinated notes	—	—	125,000,000	362,187,500

10.  Initial Public Offering

      In April 1999, the Company completed an initial public offering of 15,525,000 shares of common stock which resulted in net proceeds of $132,827,573, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the offering, the Series A Preferred Stock and Series B Preferred Stock automatically converted into 69,523,933 shares of common stock, and the common stock

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.  Initial Public Offering — (Continued)

subject to repurchase no longer became mandatorily redeemable by the Company upon the occurrence of certain events. (See Notes 11 and 12.)

11.  Preferred Stock

      The Company has authorized the issuance of up to 225,000 shares of preferred stock, par value $.01 per share, of which 110,000 has been designated Series A Convertible Preferred Stock (“Series A”) and 115,000 has been designated Series B Convertible Redeemable Preferred Stock (“Series B”). During 1998, the Company issued 55,000 shares of Series A for a total aggregate purchase price of $33.0 million, and 59,279 shares of Series B for a total aggregate purchase price of $62.2 million, including $22.1 million of Series B issued upon conversion of notes payable. Upon the conversion of notes payable with a face value of $9,095,000 into Series B, unamortized debt discount of approximately $1,350,000 was recorded as additional interest expense.

  Series A:

     Conversion

      The Series A outstanding at December 31, 1998 automatically converted into shares of common stock upon the closing of the initial public offering in April 1999. Each share of Series A was converted into 506.25 shares of common stock.

     Dividends

      The holders of the Series A were entitled to receive cumulative quarterly dividends at the annual rate of $48 per share. All accrued dividends were paid at the closing of the initial public offering in April 1999.

     Voting Rights

      Each share of Series A had substantially the same voting rights as the number of shares of common stock into which it was converted. In addition, certain corporate actions required the consent of two-thirds of the outstanding shares of Series A.

  Series B:

     Conversion

      The Series B outstanding at December 31, 1998 automatically converted into shares of common stock upon the closing of the initial public offering in April 1999. Each share of Series B was converted into 703.12 shares of common stock.

     Dividends

      The holders of the Series B were entitled to receive cumulative quarterly dividends at the annual rate of $84 per share. All accrued dividends were paid at the closing of the initial public offering in April 1999.

     Voting Rights

      Each share of Series B had substantially the same voting rights as the number of shares of common stock into which it was converted.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.  Common Stock Subject to Repurchase

      The Company sold 3,023,438 shares of common stock to three officers that at December 31, 1998 required the Company to repurchase the common stock at fair value in the event of disability or death. These agreements were amended on February 25, 1999 to void the repurchase obligation upon death or disability upon the closing of an initial public offering of the common stock.

      The Company initially recorded the common stock subject to repurchase at an amount equal to the consideration received of $1,010,000 (purchase price of $1,057,500, less $47,500 represented by notes receivable). The common stock subject to repurchase was accreted to its estimated fair value during all periods the common stock was subject to repurchase through charges to additional paid-in capital. The estimated value per share of $1.39 at December 31, 1998 was determined through an independent appraisal of the Company’s common stock. Additional accretion in 1999 prior to the April initial public offering was recorded based on valuations consistent with the expected initial public offering price. As a result of the initial public offering in April 1999, these shares are no longer subject to mandatory repurchase by the Company, and their accreted value at that date of $28,218,750 was reclassified to stockholders’ equity.

13.  Stock Warrants

      In 1998, in connection with the issuance of debt or capital leases, the Company issued warrants to purchase 2,400,001 shares of common stock and warrants to purchase 971 shares of Series B. The warrants to purchase Series B converted into warrants to purchase 682,734 shares of common stock in April 1999 upon the closing of the initial public offering. The warrants expire from 2003 through 2008, and are exerciseable for $1.49 or $1.53 per share.

      Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.50%, dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 40%; and a weighted-average expected life of the warrant of 10 years. The range of values assigned to the warrants was $0.35 to $0.93 per share, and the total value assigned was $2,740,329. This amount was recorded as additional paid-in capital, and a corresponding debt discount was recorded that is being recognized as additional interest expense over the term of the related debt or capital lease.

      Also, as discussed in Note 2, the Company issued warrants to purchase 253,125 shares of common stock in connection with the acquisition of IIT and ACR. These warrants expire in 2008 and are exerciseable for $7.11 per share. The Company estimated the value of these warrants considering the various terms, including the exercise price of the warrants, the estimated fair value of the Company’s common stock, and the length of time the warrants are exercisable. The aggregate value assigned to these warrants was $90,000.

      During 1999, warrants to purchase 1,113,977 shares of common stock were exercised for proceeds of $3,086,203. A summary of warrants outstanding at December 31, 1999 is as follows:

Number of Shares	Exercise Price	Expiration Date

83,705	$1.49	September 2005
2,138,281	$1.53	September 2008

2,221,986

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.  Shares Reserved for Future Issuance

      The Company at December 31, 1999 has reserved 23,478,794 shares of common stock for future issuance upon the exercise of stock options eligible for granting or previously granted under the 1998 Stock Option Plan (see Note 15), 7,545,272 shares of common stock issuable upon the conversion of the subordinated notes and 2,221,986 shares of common stock attributable to outstanding warrants.

15.  Stock Compensation Plan

     Stock Options

      Effective July 2, 1998, the Company adopted the 1998 Stock Option Plan of USinternetworking, Inc. (“the Plan”) which is administered by the Compensation Committee of the Board of Directors. The Plan, as amended, provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 25,160,063 shares of common stock to eligible employees, officers, directors and consultants of the Company.

      A summary of the Company’s stock option activity follows:

	For the period from
	January 1, 1998
	(date of inception)
	through		Year ended
	December 31, 1998		December 31, 1999

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	—	$—	3,785,062	$1.17

Granted	3,845,532	1.17	10,735,674	7.57

Exercised	—	—	(1,681,269)	1.93

Forfeited	(60,470)	1.17	(920,394)	2.53

Outstanding and exercisable at end of year	3,785,062	$1.17	11,919,073	$6.77

      Weighted average fair value of options granted during 1999 is as follows:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Fair Value

Fair value equal to exercise price	4,476,495	$11.08	$9.11

Fair value greater than exercise price	5,509,593	$3.82	$9.43

Exercise price greater than fair value	749,586	$14.99	$10.66

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.  Stock Compensation Plan — (Continued)

      Exercise prices for options outstanding as of December 31, 1999 ranged from $1.17 to $46.59 as follows:

		Weighted Average	Weighted Average
		Exercise Prices	Remaining Contractual
Range of	Options	of Options	Life of Options
Exercise Prices	Outstanding	Outstanding	Outstanding

$ 1.17-$ 1.49	2,745,195	$1.19	8.7
$ 2.67	3,699,540	2.67	9.3
$ 6.67-$ 9.11	2,756,235	8.23	9.7
$10.14-$14.89	1,921,392	12.03	9.7
$15.50-$21.95	235,088	18.43	9.8
$23.50-$35.11	470,086	28.95	9.9
$37.79-$46.59	91,537	41.59	10.0

	11,919,073

      All options granted vested immediately at the date of grant. Shares of common stock purchased pursuant to these options will be subject to the Company’s right to repurchase them at the option exercise price upon the termination of the holder’s employment or business relationship with the Company. The repurchase right will lapse with respect to one-third of the shares purchasable upon exercise of an option on the first anniversary of the date of grant of the option. The repurchase right with respect to the remainder of the shares purchasable upon exercise of an option will lapse in equal quarterly installments over the subsequent eight calendar quarters. The options expire 10 years from the date of issuance. At December 31, 1999, the weighted- average remaining contractual life of outstanding options is 9.3 years.

      Certain options granted in 1999 are exercisable at prices less than the fair market value of the Company’s common stock at the date of grant. The Company will record stock compensation expense of approximately $35.0 million as a result of these 1999 option grants that will be recognized ratably over the four-year period that the employees earn the right to retain the shares obtained upon exercise of the stock options without regard to continued employment. For the year ended December 31, 1999, the Company recorded non-cash stock compensation expense of $8.5 million related to these grants.

     Restricted Stock Grants

      During 1999, the Company issued for no consideration 141,750 shares of common stock to four officers. The common stock vests over a maximum four year period from the date of issuance. The common stock at the issuance date had an aggregate fair value of $2,009,000, which is being recognized as compensation expense over the vesting period. During 1999, the Company recognized as compensation expense $452,708 under these arrangements. At December 31, 1999, 20,250 shares of these restricted stock awards are vested.

     Pro Forma Information

      For the year ended December 31, 1998, pro forma net loss and loss per share information required by Statement No. 123 was determined using the minimum value method. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.  Stock Compensation Plan — (Continued)

to be 5.50%, the dividend yield was estimated to be 0% and the expected life of granted options was assumed to be four years.

      The grant-date fair value of all options granted during 1998 using the minimum value method was less than $.01, thus no pro forma information has been presented. The exercise price at the grant-date of all options granted through December 31, 1998 was greater than the market value of the underlying common stock on the grant date, as determined by independent appraisal. As a result, the Company has not recognized compensation expense related to these options.

      For the year ended December 31, 1999, pro forma net loss and loss per share information required by Statement No. 123 has been determined as if the Company had accounted for its stock-based awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 5.67%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 1.28, and an expected life of 4 years.

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

      For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the period the employees earn the right to retain the shares obtained upon exercise of the stock options or upon the issuance of restricted common stock. The Company’s pro forma net loss is $116.8 million for the year ended December 31, 1999. Pro forma basic and diluted loss per share is $1.75 for the year ended December 31, 1999.

      Pro forma compensation expense from stock-based awards reflects only the vesting of 1998 and 1999 awards in 1999. Not until 2001 is the full effect of recognizing compensation expense for stock-based awards representative of the possible effects on pro-forma net income (loss) for future years.

16.  Income Taxes

      At December 31, 1999, the Company has a U.S. federal net operating loss carryforward of $107.7 million. Included in the net operating loss is approximately $4.6 million that will not result in future tax benefits and will be recorded to stockholder’s equity. This carryforward expires in 2019. The amount available to be used in any given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has state net operating loss carryforwards available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state loss carryforwards.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.  Income Taxes — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	1998	1999

Deferred tax assets:

Net operating loss carryforwards	$7,855,560	$42,582,874

Start-up and organizational costs capitalized for tax purposes	3,632,867	2,565,709

Allowance for doubtful accounts	—	214,933

Accrued vacation	—	493,172

Accrued compensation	—	229,583

Deferred revenue	—	2,514,797

Non-cash compensation expense	—	3,542,634

Other	192,230	168,406

Total deferred tax assets	11,680,657	52,312,108

Deferred tax liabilities:

Stock options	—	1,821,929

Tax over book depreciation	314,930	278,374

Prepaid maintenance contracts	—	958,268

Other	467,169	174,325

Total deferred tax liability	782,099	3,232,896

Net future income tax benefit	10,898,558	49,079,212

Valuation allowance for net deferred tax assets	(10,898,558)	(49,079,212)

Net deferred tax assets	$—	$—

      The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the net loss is as follows:

	For the period from
	January 14, 1998
	(date of inception)
	through	Year ended
	December 31, 1998	December 31, 1999

Tax benefit at U.S. statutory rate	$(11,358,659)	$(36,161,308)

State income taxes, net of federal benefit	(984,188)	(4,373,033)

Non-deductible goodwill	559,839	2,056,250

Non-deductible meals and entertainment	39,108	315,870

Non-deductible interest expense	704,166	92,330

Non-deductible transactions costs	154,777	—

Other	(13,601)	(110,763)

Change in valuation allowance	10,898,558	38,180,654

Total	$—	$—

17.  Operating Leases

      The Company conducts a significant amount of its operations from leased facilities under operating leases that have terms of up to seven years and that generally contain renewal options of two to three years

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.  Operating Leases — (Continued)

and rent escalation clauses. Future minimum payments under noncancellable operating leases with initial terms of one year or more consist of the following at December 31, 1999:

2000	$4,789,202

2001	3,696,091

2002	3,327,853

2003	2,308,908

2004	1,005,636

Thereafter	1,217,488

$16,345,178

      The Company incurred rent expense of $718,416 and $3,181,911 during the period from January 14, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999, respectively.

18.  Employee Benefit Plan

      The Company established a defined contribution benefit plan effective July 1, 1998. The plan covers substantially all employees who have 30 days of service with the Company. Participants may contribute from 1% to 15% of their annual compensation to the plan. The Company makes matching contributions of common stock up to 6% of the participant’s contributions pursuant to the terms of the plan. No contributions were made by the Company in 1998. In 1999, the Company contributed to the plan 54,738 shares of common stock with a fair value of $600,420.

19.  Related Party Transactions

      During 1998, the Company received a non-interest bearing loan from an officer in the amount of $1,000,000. The loan was subsequently converted into 1,667 shares of Series A Convertible Preferred Stock.

      In September 1999, the Company loaned $2,250,000 to an officer to purchase 843,750 shares of common stock pursuant to a stock option exercise. The loan is evidenced by a full recourse note that bears interest at 5% per annum, and is payable on or before July 31, 2000. The Company has classified the note as a reduction of stockholders’ equity at December 31, 1999. Additionally, the Company loaned the same officer $1.9 million evidenced by a note bearing interest at 7% per annum and payable within 90 days on demand. The purpose of the loan was to fund the officer’s tax liability resulting from the exercise of the options described above.

20.  Business and Geographic Segment Information

      During 1998 and through June 1999, the Company was organized into two business units—iMAP and Professional IT Services. In the third quarter of 1999, the Company changed the manner in which it manages its operations and reports the activities of those operations. The Company is now organized into seven business units that offer unique software solutions. These operating segments have been aggregated for reporting purposes into two segments, as follows:

•	Enterprise Wide Solutions — provides enterprise relationship management, financial management, human resource, and professional services automation software product offerings; and

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

20.  Business and Geographic Segment Information — (Continued)

•	E-Commerce and Web-Based Solutions — provides electronic commerce, enhanced messaging and decision support product offerings.

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

      The Company evaluates the performance of its new operating segments based on contribution margin, or revenues less variable direct costs. This contribution margin excludes an allocation of network and infrastructure costs, selling, general and administrative costs, product research and development costs, non-cash stock compensation expense, and depreciation and amortization.

      The Company does not prepare information regarding segment assets. The accounting policies used by the reportable segments are the same as those used by the Company as described in Note 1 to the consolidated financial statements.

      The following table sets forth information on the Company’s reportable segments. The 1998 data has been restated to conform to the new segment classifications.

	For the period from
	January 14, 1998
	(date of inception)
	through	Year ended
	December 31, 1998	December 31, 1999

Revenue:

Enterprise Wide Solutions	$2,138,290	$17,928,199

E-Commerce and Web-Based Solutions	1,984,159	17,584,561

Consolidated	$4,122,449	$35,512,760

Segment operating profit (loss):

Enterprise Wide Solutions	$(20,876)	$9,008,909

E-Commerce and Web-Based Solutions	718,214	2,933,572

Consolidated	$697,338	$11,942,481

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

20.  Business and Geographic Segment Information — (Continued)

      A reconciliation of segment operating profit to net loss during the periods presented is as follows:

	For the period from
	January 14, 1998
	(date of inception)
	through	Year ended
	December 31, 1998	December 31, 1999

Segment operating profit for all segments	$697,338	$11,942,481

Network and infrastructure costs	(2,185,893)	(16,238,568)

General and administrative	(19,426,575)	(22,051,990)

Sales and marketing	(5,123,334)	(36,595,021)

Product research and development	(690,388)	(5,351,678)

Non-cash stock compensation expense	(231,135)	(10,350,729)

Depreciation and amortization	(3,179,648)	(22,480,006)

Interest income	367,411	4,114,732

Interest expense	(2,681,088)	(6,307,244)

Net loss	$(32,453,312)	$(103,318,023)

      Revenues from one customer of the Company’s Enterprise Wide Solutions segment accounted for approximately 16% of the Company’s consolidated revenue for the year ended December 31, 1999.

21.  Subsequent Events

      In March 2000, the Board of Directors approved a 3 for 2 stock split of common stock, options, and warrants for holders of record on March 14, 2000. Accordingly, all share and per share data including stock option, warrant, and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

      On January 14, 2000, the Company increased its authorized shares of common stock from 75,000,000 shares to 450,000,000 shares. The increase is reflected in the accompanying balance sheet at December 31, 1999.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

21.  Subsequent Events — (Continued)

Report of Independent Auditors

The Board of Directors and Stockholders

I.I.T. Holding, Inc.

      We have audited the accompanying consolidated balance sheets of I.I.T. Holding, Inc. and subsidiaries as of December 31, 1996 and 1997, and September 7, 1998, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 1996 and 1997, and for the period from January 1, 1998 through September 7, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1997 financial statements of International Information Technology IIT, C.A., a wholly-owned subsidiary, which statements reflect total assets of $68,247 and $76,361 as of December 31, 1996 and 1997, respectively, and total revenues of $3,336 and $147,797 for the period from March 6, 1996 (inception) through December 31, 1996 and for the year ended December 31, 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for International Information Technology IIT, C.A., is based solely on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.I.T. Holding, Inc. and subsidiaries as of December 31, 1996 and 1997, and September 7, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1997, and for the period from January 1, 1998 through September 7, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 23, 1999

Report Of Independent Auditors

The Board of Directors

USinternetworking, Inc.

      We have audited the accompanying balance sheets of International Information Technology IIT, C.A., at December 31, 1997 and for the period from March 5, 1996 (date of inception) through December 31, 1996, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Information Technology IIT, C.A. at December 31, 1997 and for the period from March 5, 1996 (date of inception) through December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

      At December 31, 1997 and 1996, the accompanying financial statements have been prepared assuming that the Company will continue its ongoing operations, despite of the negative stockholder’s equity, which shows uncertainty about the Company’s ability to continue in operation. These financial statements do not include any adjustments that could result as a consequence of this uncertainty.

BASSAN & ASSOCIADOS S.C.

Ana Escudero de D’Aguiar
Certified Public Accountant
CPA D.F. Venezuela No. 7558
August 20, 1998

I.I.T. Holding, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
			September 7,
	1996	1997	1998

ASSETS

Current assets:

Cash and cash equivalents	$69,563	$14,443	$331,013

Accounts receivable — trade, less allowance of $50,000 in 1998	225,500	634,215	1,299,469

Other current assets	2,451	13,902	68,799

Total current assets	297,514	662,560	1,699,281

Equipment and vehicles:

Computer equipment	30,407	116,850	161,449

Vehicles	45,119	45,119	—

	75,526	161,969	161,449

Less: accumulated depreciation	(25,831)	(56,084)	(55,700)

	49,695	105,885	105,749

Other assets	654	618	—

Total assets	$347,863	$769,063	$1,805,030

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Bank overdraft	$—	$157,056	$—

Accounts payable	13,899	7,162	53,787

Accrued expenses	60,000	366,685	1,974,395

Current portion of note payable	4,443	10,036	—

Current portion of capital lease obligations	—	18,230	9,803

Unsecured demand note payable to stockholder, non-interest bearing	99,951	62,160	8,500

Client advances	55,824	—	—

Current deferred income taxes	49,270	—	—

Total current liabilities	283,387	621,329	2,046,485

Note payable	10,676	—	—

Capital lease obligations, net of current portion	—	15,953	8,596

Deferred income taxes	9,103	—	—

Commitments and contingent liabilities	—	—	—

Stockholders’ equity (deficit):

Common stock	2,724	3,197	475

Additional paid-in capital	—	1,001,843	1,004,565

Accumulated other comprehensive income (loss)	835	(20,918)	21,365

Retained earnings (deficit)	41,138	(852,341)	(1,276,456)

	44,697	131,781	(250,051)

Total liabilities and stockholders’ equity	$347,863	$769,063	$1,805,030

See accompanying notes.

I.I.T. Holding, Inc. and Subsidiaries

Consolidated Statements of Operations

			For the period
	Year ended December 31,		January 1, 1998
			through
	1996	1997	September 7, 1998

Consulting revenue	$747,023	$2,812,011	$4,405,560

Cost of revenue	519,261	1,881,031	2,976,499

Gross profit	227,762	930,980	1,429,061

Operating expenses:

General and administrative	131,037	778,342	1,803,611

Sales and marketing	73,305	62,943	4,632

Stock compensation expense	—	1,002,316	—

Depreciation	13,556	30,253	27,580

	217,898	1,873,854	1,835,823

Income (loss) from operations	9,864	(942,874)	(406,762)

Interest expense	(2,917)	(8,977)	(17,353)

Income (loss) before provision for income taxes	6,947	(951,851)	(424,115)

Provision (benefit) for income taxes	14,832	(58,372)	—

Net loss	$(7,885)	$(893,479)	$(424,115)

See accompanying notes.

I.I.T. Holding, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

			Accumulated
		Additional	Other	Retained
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income	(Deficit)	Total

Balances at January 1, 1996	$1,000	$—	$—	$49,023	$50,023

Issuance of common stock	1,724	—	—	—	1,724

Comprehensive income:

Net loss	—	—	—	(7,885)	(7,885)

Other comprehensive income — translation adjustment	—	—	835	—	835

Total comprehensive income (loss)	—	—	—	—	(7,050)

Balances at December 31, 1996	2,724	—	835	41,138	44,697

Stock grant to employees for no consideration	473	1,001,843	—	—	1,002,316

Comprehensive income:

Net loss	—	—	—	(893,479)	(893,479)

Other comprehensive income — translation adjustment	—	—	(21,753)	—	(21,753)

Total comprehensive income (loss)	—	—	—	—	(915,232)

Balances at December 31, 1997	3,197	1,001,843	(20,918)	(852,341)	131,781

Corporate reorganization	(2,722)	2,722	—	—	—

Comprehensive income:

Net loss	—	—	—	(424,115)	(424,115)

Other comprehensive income — translation adjustment	—	—	42,283	—	42,283

Total comprehensive income (loss)	—	—	—	—	(381,832)

Balances at September 7, 1998	$475	$1,004,565	$21,365	$(1,276,456)	$(250,051)

See accompanying notes.

I.I.T. Holding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

			For the period
	Year ended December 31,		January 1, 1998
			through
	1996	1997	September 7, 1998

Operating activities

Net loss	$(7,885)	$(893,479)	$(424,115)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Non-cash compensation expense	—	1,002,316	—

Depreciation	13,556	30,253	27,580

Deferred taxes	14,832	(58,372)	—

Change in assets and liabilities:

Accounts receivable	(72,937)	(408,715)	(665,254)

Other current assets	(1,655)	(11,415)	(54,897)

Other assets	—	—	618

Accounts payable	13,899	(6,737)	46,625

Accrued expenses	59,200	306,685	1,607,710

Client advances	55,824	(55,824)	—

Net cash provided by (used in) operating activities	74,834	(95,288)	538,267

Investing activities

Acquisition of equipment and vehicle	(19,989)	(41,779)	(44,948)

Sale of vehicle	—	—	17,504

Net cash used in investing activities	(19,989)	(41,779)	(27,444)

Financing activities

Issuance of common stock	1,724	—	—

Proceeds (repayments) from note payable to stockholder	68,890	(37,791)	(53,660)

Bank overdraft	(50,733)	157,056	(157,056)

Repayments of note payable	(5,998)	(5,083)	(10,036)

Repayments of capital leases	—	(10,482)	(15,784)

Net cash provided by (used in) financing activities	13,883	103,700	(236,536)

Effect of exchange rate changes on cash	835	(21,753)	42,283

Net increase (decrease) in cash and cash equivalents	69,563	(55,120)	316,570

Cash and cash equivalents at beginning of year	—	69,563	14,443

Cash and cash equivalents at end of year	$69,563	$14,443	$331,013

Supplemental information

Interest paid	$2,917	$8,977	$19,735

Schedule of noncash investing activities

Property and equipment acquired under capital leases	$—	$44,465	$—

See accompanying notes.

I.I.T. Holding, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

     Reorganization and Basis Of Presentation

      I.I.T. Holding, Inc. and subsidiaries (“the Company”) provides internet consulting, integration, and support services to commercial companies in the United States and South America. I.I.T. Holding, Inc. was formed in February 1998 when the shareholders of International Information Technology Inc. and International Information Technology IIT, C.A., enterprises under common control, exchanged their stock for 100% of the stock of I.I.T. Holding, Inc. The accompanying consolidated financial statements for all periods presented include the combined financial position and results of operations of the companies previously under common control. All significant intercompany transactions have been eliminated in preparation of the consolidated financial statements.

     Conversion to U.S. Dollars

      The financial information for a Venezuelan subsidiary includes financial information converted from Venezuelan Bolivares to U.S. Dollars.

      Assets and liabilities were converted at the rate in effect at the balance sheet date and the statement of operations was converted at the average rate during the periods.

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly-liquid instruments, including certificates of deposit, purchased with a maturity of three months or less to be cash equivalents.

     Concentration of Credit Risk

      Financial instruments that subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit in the normal course of business to its clients. As part of this ongoing procedure, the Company monitors the creditworthiness of its clients. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk inherent in its business.

      For the period ended September 7, 1998, two customers accounted for 24% ($1,042,674), and 10% ($457,784) of total revenue, and three customers accounted for 38% ($508,212), 13% ($177,874) and 10% ($139,758) of accounts receivable at September 7, 1998.

      For the year ended December 31, 1997, three clients accounted for 33% ($927,964), 17% ($478,042), and 11% ($309,321) of total revenues, and three clients accounted for 44% ($279,055), 16% ($101,474), and 11% ($69,764) of accounts receivable at December 31, 1997. For the year ended December 31, 1996, three clients accounted for 57% ($425,803), 29% ($216,637), and 11% ($82,173) of total revenues, and three clients accounted for 42% ($94,710), 24% ($54,120), and 11% ($24,805) of accounts receivable at December 31, 1996.

I.I.T. Holding, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

1.  Summary of Significant Accounting Policies — (continued)

     Revenue Recognition

      Revenue is recognized in the period the services are performed.

     Advertising Costs

      The Company expenses advertising costs as incurred. Advertising expense was approximately $73,000 and $30,000 in 1997 and 1996, respectively. Advertising expense was approximately $27,000 for the period ended September 7, 1998.

     New Accounting Pronouncements

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 130 only impacts display as opposed to actual amounts recorded. Comprehensive income includes net income and all other non-owner changes in equity that are excluded from net income, such as foreign currency translation adjustments. SFAS No. 130 was adopted in 1998.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their product and services, the geographic areas in which they operate, and their major customers. The Company adopted the provisions of SFAS No. 131 in 1998 which did not have a significant impact on the Company’s definition of operating segments and related disclosures.

2.  Leases

      The Company has entered into various capital leases for computer equipment during 1997. Computer equipment acquired under capital lease obligations was approximately $44,000. Depreciation expense was $11,116 and $6,000 for the period ended September 7, 1998 and for the year ended December 31, 1997, respectively.

      Future lease payments under capital and operating leases are summarized as follows:

	Capital Leases	Operating Leases

Four months ended December 31, 1998	$3,703	$14,884

1999	13,503	54,454

2000	5,844	39,165

2001	—	517

Total minimum lease payments	23,050	$109,020

Less amounts representing interest	4,651

Present value of minimum lease payments (including current portion of $9,803)	$18,399

I.I.T. Holding, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

2.  Leases — (continued)

      Rent expense was $47,476, $32,000 and $17,000 for the period ended September 7, 1998, and for the years ended December 31, 1997 and 1996, respectively.

      Capital leases have effective interest rates which range from 6% to 25%.

3.  Accrued Expenses

      Accrued expenses are comprised of the following:

	December 31,

	1996	1997	September 7, 1998

Accrued bonuses, payroll and payroll taxes	$60,000	$287,120	$1,763,891

Accrued consulting	—	67,965	124,236

Accrued expenses	—	11,600	86,268

Total accrued expenses	$60,000	$366,685	$1,974,395

4.  Employee Benefit Plan

      The Company has established a defined contribution benefit plan effective January 1, 1998. The plan covers substantially all employees of the Company who are 21 years of age or older. Participants may contribute up to 15% of their annual compensation to the plan, and the Company matches up to 3% of annual compensation. In 1998, the Company recorded contributions to the plan of $37,502.

5.  Note Payable

      The note payable, which matured in 1997, was due to a financing organization, and required monthly installments of $552, including interest at 9.90%.

6.  Common Stock

      Upon reorganization in February 1998, the Company was authorized to issue 100 shares of common stock with a par value of $5.00 per share. At September 7, 1998, 95 shares were issued and outstanding.

7.  Stock Compensation Expense

      In August 1997, the sole stockholder of the Company transferred 473 shares of the outstanding common stock to management employees for no consideration. An independent appraisal was obtained which estimated the fair value of the shares on the date of transfer at $1,002,316. This transfer was treated as a contribution to additional paid-in capital by the sole stockholder, with an offsetting charge to compensation expense. In 1997, the Company recorded compensation expense of $1,002,316 relating to the transfer of these shares.

8.  Income Taxes

      Deferred income tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

I.I.T. Holding, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

8.  Income Taxes — (continued)

      The components of the income tax provision are as follows:

	Year ended December 31,
			Period ended
	1996	1997	September 7, 1998

Current	$—	$—	$—

Deferred	14,832	(58,372)	—

Total	$14,832	$(58,372)	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred income taxes are as follows:

	December 31,
			September 7,
	1996	1997	1998

Deferred tax assets:

Payroll accrual	$23,964	$71,734	$53,801

Bonus accrual	—	30,934	365,395

Other accruals	5,239	40,537	50,849

Contributions	40	—	—

Stock compensation	—	219,150

U.S. net operating loss carryforward	11,871	163,092	143,267

Total deferred tax assets	41,114	525,447	613,312

Valuation allowance for deferred tax assets	—	(279,506)	(431,882)

Net deferred tax assets	41,114	245,941	181,430

Deferred tax liabilities:

Accounts receivable	(90,065)	(235,744)	(176,808)

Depreciation	(9,103)	(9,570)	(3,995)

Other	(319)	(627)	(627)

	(99,487)	(245,941)	(181,430)

Total net deferred tax liability	$(58,373)	$—	$—

      At September 7, 1998 the Company’s U.S. subsidiary has net operating loss carryforwards of approximately $359,000 available to offset future taxable income of the U.S. operations. These carryforwards begin to expire in 2012.

      The Company’s Venezuelan subsidiary had cumulative net operating losses in the amount of $110,000 through December 31, 1997. These net operating losses resulted in net deferred tax assets of approximately $23,000 and $5,000 at December 31, 1997 and 1996, respectively. Management has determined that it is more likely than not that these net operating losses will not be utilized; therefore, a full valuation allowance was recorded against these deferred tax assets at December 31, 1997 and 1996. During the period from January 1, 1998 through September 7, 1998, the subsidiary utilized approximately $92,000 of the net operating loss carryforward, and increased the valuation allowance by approximately $2,500 to $25,500, which fully offsets the net deferred tax asset of $25,500 at September 7, 1998. The remaining net operating loss carryforward of approximately $18,000 will expire in 2000.

I.I.T. Holding, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

9.  Geographic Segment Information

      The Company is engaged in one business segment. This segment includes providing internet consulting, integration, and support services principally to commercial companies located throughout the United States and South America. The following table presents information regarding geographic segments for the period from January 1, 1998 through September 7, 1998 and the years ended December 31, 1997 and 1996. There were no service transfers between the United States and South America. Operating profit (loss) is total service revenue less cost of service revenue, general and administrative expenses, sales and marketing and depreciation.

		United States	South America	Total

Consulting revenue:	1998	$3,896,502	$509,058	$4,405,560
	1997	2,664,214	147,797	2,812,011
	1996	743,687	3,336	747,023

Depreciation:	1998	$21,819	$5,761	$27,580
	1997	26,919	3,334	30,253
	1996	12,720	836	13,556

Operating profit (loss):	1998	$(382,361)	$(24,401)	$(406,762)
	1997	(844,036)	(98,838)	(942,874)
	1996	39,481	(29,617)	9,864

Interest expense:	1998	$5,420	$11,933	$17,353
	1997	4,782	4,195	8,977
	1996	2,345	572	2,917

Identifiable assets:	1998	$1,646,768	$158,262	$1,805,030
	1997	692,702	76,361	769,063
	1996	279,616	68,247	347,863

10.  Impact of Year 2000 (unaudited)

      Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using “00” as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company is assessing the modifications or replacement of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. The Company does not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems for its computer systems.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Directors and Executive Officers” in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 29, 2000.

Item 11.  Executive Compensation

      The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement which will be filed with the Commission no later than April 29, 2000. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the Proxy Statement are not incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement which will be filed with the Commission no later than April 29, 2000.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement which will be filed with the Commission no later than April 29, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Financial Statements

      See Part II, Item 8 hereof.

  Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and have therefore been omitted.

  Exhibits.

Exhibit
No.	Description

3.1(d)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(d)	Amended and Restated Bylaws of the Company.
3.3(g)	First Amendment to the Company’s Second Amended and Restated Certificate of Incorporation.
4.1(b)	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company.
4.2(c)	Indenture for the 7% Convertible Subordinated Notes due November 1, 2004 between the Company, as issuer, and the Bank of New York, as Trustee, dated as of October 29, 1999.

Exhibit
No.	Description

10.1(b)	Stock Purchase Agreement between the Company and the Initial Series A Purchasers dated June 18, 1998.
10.2(b)	Stock Purchase Agreement between the Company and certain of the Initial Series A Purchases dated September 18, 1998.
10.3(b)	Stock Purchase Agreement between the Company and U S WEST dated June 18, 1998.
10.4(b)	Stock Purchase Agreement between the Company and the Account Management Purchasers dated June 19, 1998.
10.5(b)	Stock Purchase Agreement between the Company and HAGC Partners dated June 19, 1998.
10.6(b)	Stock Purchase Agreement between the Company and Chris Horgen dated June 19, 1998.
10.7(b)	Stock Purchase Agreement between the Company and USi Partners, Ltd. dated June 19, 1998.
10.8(b)	Stock Purchase Agreement among the Company, IIT Holding, Inc., Luis Sebastian Alegrett, Michael Mai, Carlos E. Bravo, and Vincente Perez de Tudela dated August 28, 1998.
10.9(b)	Amended and Restated Stock Purchase Agreement among the Company, Advanced Communication Resources, Inc., Matthew D. Kanter, The Benjamin Kanter 1997 QSST Trust, the Ronald Kanter 1997 QSST Trust and David S. Walden dated October 2, 1998.
10.10(b)	Stock Purchase Agreement between the Company and certain other parties dated December 31, 1998.
10.11(b)	Amended and Restated Stockholders Agreement between the Company and certain other parties dated December 31, 1998.
10.12(b)	Employment Agreement between the Company and Christopher R. McCleary dated May 29, 1998.
10.13(b)	Employment Agreement between the Company and Stephen E. McManus dated June 2, 1998.
10.14(b)	Employment Agreement between the Company and Andrew A. Stern dated July 27, 1998.
10.15(b)	Employment Agreement between the Company and Jeffrey L. McKnight dated December 15, 1998.
10.16(b)(f)	iMAP Agreement between the Company and U S WEST, Inc. dated January 15, 1999.
10.17(b)	Note Purchase Agreement among the Company and the Account Management Purchasers dated September 8, 1998.
10.18(b)	Note Purchase Agreement between the Company and Southeastern Technology Fund, L.P. dated September 8, 1998.
10.19(b)(f)	Software License and Services Agreement between the Company and Broadvision, Inc. dated July 22, 1998.
10.20(e)	Note Purchase Agreement among the Company and the Account Management Purchasers dated September 8, 1998.
10.21(e)	Note Purchase Agreement between the Company and the Southeastern Technology Fund, L.P. dated September 8, 1998.
10.22(b)	Note Purchase Agreement between the Company and certain other parties dated September 8, 1998.
10.23(e)	Note Purchase Agreement between the Company and U S WEST, Inc. dated September 8, 1998.

Exhibit
No.	Description

10.24(b)	Note Purchase Agreement between the Company and certain other parties dated December 16, 1998.
10.25(b)	Note Purchase Agreement between the Company and U S WEST dated December 29, 1998.
10.26(b)(f)	SiebelNet Agreement between the Company and SiebelNet, Inc. dated January 31, 1999.
10.27(b)(f)	Marketing Services Agreement by and between the Company, and U S WEST Communications Services, Inc. and U S WEST Interprise America, Inc. dated January 31, 1999.
10.28(b)	Lease Agreement between Consortium One — Annapolis, LLC and the Company dated April 3, 1998.
10.29(b)	Amended and Restated Stock Option Plan.
10.30(b)	Nonqualified Stock Option Agreement between USi and Christopher McCleary dated March 19, 1999.
21.1(d)	Subsidiaries of the Company.
23.1(a)	Consent of Ernst & Young LLP, independent auditors (regarding the Company’s financial statements).
23.2(a)	Consent of Ernst & Young LLP, independent auditors (regarding IIT financial statements).
23.3(a)	Consent of Bassan & Associados S.C., independent auditors (regarding IIT financial statements).
27.1(a)	Financial Data Schedule

(a)	Filed herewith.

(b)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-70717)

(c)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed by the Company on November 15, 1999.

(d)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-93299).

(e)	Not filed, in accordance with Instruction No. 2 to Item 601 of Regulation S-K, because the contract is substantially identical to Exhibit 10.22 except as to the parties thereto and the principal amount of the note.

(f)	Confidential treatment obtained as to certain portions.

(g)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-95543).

  Reports on Form 8-K.

      We filed a Current Report on Form 8-K dated October 21, 1999, under which we filed a press release relating to the announcement of our intention, subject to market and other conditions, to raise approximately $100 million in gross proceeds through an offering of convertible subordinated notes to qualified institutional investors.

      We filed a Current Report on Form 8-K dated October 22, 1999 under which we filed exhibits relating to our recent purchase of the assets of Conklin & Conklin, Inc. (“Conklin”) for $8.0 million in cash, $0.6 million in assumed debt and $2.0 million represented by a secured note. Because the Conklin acquisition did not involve the acquisition of a significant business under Rule 305(a) or Rule 11-01(b) of Regulation S-X, financial statements of Conklin or pro forma financial information for the Conklin acquisition were not filed.

      We filed a Current Report on Form 8-K dated October 28, 1999 under which we filed a press release relating to our recent placement of $100,000,000 aggregate principal amount of 7% Convertible Subordinated Notes due November 1, 2004.

      We filed a Current Report on Form 8-K dated December 9, 1999 under which we filed a press release relating to our Board of Directors approval of a three for two stock split of our common stock for all shareholders of record at the close of business on December 3, 1999.

      We filed a Current Report on Form 8-K dated February 18, 2000 under which we filed a press release relating to the announcement of our cooperative marketing agreement with AT&T.

      We filed a Current Report on Form 8-K dated March 6, 2000 under which we filed a press release relating to our Board of Directors approval of a three for two stock split of our common stock for all shareholders of record at the close of business on March 14, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, USinternetworking, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland on March 23, 2000.

USINTERNETWORKING, INC.

By:	/s/ CHRISTOPHER R. MCCLEARY

Christopher R. McCleary
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTOPHER R. MCCLEARY Christopher R. McCleary	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2000
/s/ STEPHEN E. MCMANUS Stephen E. McManus	President — E-Commerce Business Unit and Director	March 23, 2000
/s/ HAROLD C. TEUBNER, JR. Harold C. Teubner, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2000
/s/ R. DEAN MEISZER R. Dean Meiszer	Director	March 23, 2000
Benjamin Diesbach	Director	March 23, 2000
/s/ RAY A. ROTHROCK Ray A. Rothrock	Director	March 23, 2000
/s/ FRANK A. ADAMS Frank A. Adams	Director	March 23, 2000
/s/ WILLIAM F. EARTHMAN William F. Earthman	Director	March 23, 2000
/s/ JOHN H. WYANT John H. Wyant	Director	March 23, 2000
Joseph R. Zell	Director	March 23, 2000
Michael C. Brooks	Director	March 23, 2000

Name	Title	Date

/s/ DAVID J. POULIN David J. Poulin	Director	March 23, 2000
/s/ CATHY M. BRIENZA Cathy M. Brienza	Director	March 23, 2000