Form 10-Q
period 2000-03-31
USINTERNETWORKING INC
filed 2000-05-15
CIK 1076732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number 25737

                            ------------------------

                            USINTERNETWORKING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                  52-2078325
             (State or other jurisdiction of                    (I.R.S. Employer
              incorporation or organization)                  Identification No.)

               ONE USI PLAZA, ANNAPOLIS, MD                        21401-7478
         (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (410) 897-4400

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

              Shares outstanding of the Registrant's common stock

                                     Class
                         Common Stock, $.001 par value
                           Outstanding at May 9, 2000
                                   96,677,412

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                            USINTERNETWORKING, INC.

                                                                         PAGE
                                                                         ----
Part I Financial Information...........................................    3
  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS OF USINTERNETWORKING, INC.
           Consolidated Balance Sheets as of March 31, 2000 (unaudited)
             and December 31, 1999.....................................    3
           Consolidated Statements of Operations for the three months
             ended March 31, 2000 and 1999 (unaudited).................    4
           Consolidated Statements of Stockholders' Equity for the
             three months ended March 31, 2000 (unaudited).............    5
           Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999 (unaudited).................    6
           Notes to Consolidated Financial Statements..................    7
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   11
  Item 3.  Quantitative and Qualitative Disclosure of Market Risk......   14

Part II Other Information..............................................   15
  Item 1.  Legal Proceedings...........................................   15
  Item 2.  Changes in Securities and Use of Proceeds...................   15
  Item 6.  Exhibits and Reports on Form 8-K............................   16

Signatures.............................................................   17

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            USINTERNETWORKING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,     DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 187,154,182   $ 112,302,621
  Available-for-sale securities.............................     22,989,356      31,706,991
  Accounts receivable, less allowance of $830,865 and
    $543,447 in 2000 and 1999, respectively.................     19,841,899      16,557,356
  Due from officer..........................................      1,900,000       1,900,000
  Prepaid expenses and other current assets.................     14,443,052       6,904,595
                                                              -------------   -------------
Total current assets........................................    246,328,489     169,371,563
Deferred iMAP costs, net of accumulated amortization of
  $4,356,340 and $2,415,848 in 2000 and 1999,
  respectively..............................................     14,489,777       8,899,837
Software licenses, net of accumulated amortization of
  $4,938,190 and $3,728,103 in 2000 and 1999,
  respectively..............................................     19,593,722      10,806,710
Property and equipment, net of accumulated depreciation of
  $20,542,290 and $14,319,115 in 2000 and 1999,
  respectively..............................................    121,465,334     101,166,670
Goodwill, net of accumulated amortization of $9,438,763 and
  $7,566,763 in 2000 and 1999, respectively.................     27,801,716      29,646,621
Deferred financing costs and other assets, net of
  accumulated amortization of $385,460 and $128,029 in 2000
  and 1999, respectively....................................      5,637,359       5,562,771
                                                              -------------   -------------
Total assets................................................  $ 435,316,397   $ 325,454,172
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  13,855,923   $  13,145,394
  Accrued compensation......................................      8,850,077       8,187,517
  Other accrued expenses....................................      4,583,290       3,385,262
  Deferred revenue..........................................     11,850,325       9,066,452
  Current portion of capital lease obligations..............      8,235,812       5,834,076
  Current portion of long-term debt.........................     23,230,182      12,586,553
                                                              -------------   -------------
Total current liabilities...................................     70,605,609      52,205,254
Short-term obligations expected to be refinanced............      3,446,660       2,116,753
Capital lease obligations, less current portion.............     12,400,347      11,385,029
Long-term debt, less current portion........................     33,999,093      32,286,111
Convertible subordinated notes..............................    125,000,000     125,000,000
                                                              -------------   -------------
Total liabilities...........................................    245,451,709     222,993,147

Stockholders equity:
  Common stock, $.001 par value, 450,000,000 shares
    authorized, 96,513,645 and 92,065,911 shares issued and
    outstanding in 2000 and 1999, respectively..............         96,513          92,066
  Additional paid-in capital................................    368,538,537     241,861,378
  Note receivable from officer for purchase of common
    stock...................................................     (2,250,000)     (2,250,000)
  Unearned compensation.....................................     (1,429,500)     (1,782,433)
  Accumulated deficit.......................................   (175,417,450)   (135,771,335)
  Accumulated other comprehensive income....................        326,588         311,349
                                                              -------------   -------------
  Total stockholders' equity................................    189,864,688     102,461,025
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $ 435,316,397   $ 325,454,172
                                                              =============   =============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                      (UNAUDITED)
Revenue.....................................................  $ 17,789,513   $  4,392,106
                                                              ------------   ------------
Costs and expenses:
  Direct cost of services...................................    11,249,365      3,249,347
  Network and infrastructure costs..........................     6,090,249      2,844,740
  General and administrative................................     6,224,968      4,938,834
  Sales and marketing.......................................    17,256,240      6,424,662
  Product research and development..........................       511,851        245,247
  Non-cash stock compensation expense.......................     4,124,194        135,681
  Depreciation and amortization.............................     9,329,591      3,933,625
                                                              ------------   ------------
Total costs and expenses....................................    54,786,458     21,772,136
                                                              ------------   ------------
Operating loss..............................................   (36,996,945)   (17,380,030)
Other income (expense):
  Interest income...........................................     1,903,209        258,447
  Interest expense..........................................    (4,552,379)      (569,387)
                                                              ------------   ------------
                                                                (2,649,170)      (310,940)
                                                              ------------   ------------
Net loss....................................................   (39,646,115)   (17,690,970)
Dividends accrued on Series A and Series B Convertible
  Preferred Stock...........................................       --          (1,903,850)
Accretion of common stock subject to repurchase to fair
  value.....................................................       --         (23,938,069)
Accretion of Series B Convertible Redeemable Preferred Stock
  to fair value.............................................       --             (99,252)
                                                              ------------   ------------
Net loss attributable to common stockholders................  $(39,646,115)  $(43,632,141)
                                                              ============   ============
Basic and diluted loss per common share attributable to
  common stockholders.......................................  $      (0.42)  $     (31.03)
                                                              ============   ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000

                                                    COMMON STOCK          ADDITIONAL
                                               -----------------------     PAID-IN      NOTE RECEIVABLE     UNEARNED
                                                 SHARES      PAR VALUE     CAPITAL       FROM OFFICER     COMPENSATION
                                               -----------   ---------   ------------   ---------------   ------------
Balance at January 1, 2000...................   92,065,911    $92,066    $241,861,378     $(2,250,000)    $(1,782,433)
  Issuance of common stock for cash..........    3,000,000      3,000     125,998,000        --               --
  Offering issuance costs....................      --           --         (6,033,045)       --               --
  Issuance of common stock in connection with
    employee bonus plan......................      --           --            922,857        --               --
  Issuance of warrants in connection with
    marketing agreement......................      --           --          2,148,000        --               --
  Issuance of restricted common stock........        2,346          2          90,162        --               (90,164)
  Common stock issued upon exercise of stock
    options..................................      504,375        505         794,757        --               --
  Common stock issued upon exercise of
    warrants.................................      964,284        964       1,471,176        --               --
  Repurchase of common stock.................      (31,647)       (32)     (1,472,108)       --               --
  Contribution of common stock to employee
    benefit plan.............................        8,376          8         242,864        --               --
  Stock compensation expense for issuance of
    common stock options at below fair market
    value....................................      --           --          2,514,496        --               --
  Amortization of unearned compensation......      --           --            --             --               443,097
  Comprehensive income:
    Net loss for the period January 1 through
      March 31, 2000.........................      --           --            --             --               --
    Other comprehensive income -- unrealized
      gain on available-for-sale
      securities.............................      --           --            --             --               --
         Total comprehensive income (loss)...      --           --            --             --               --
                                               -----------    -------    ------------     -----------     -----------
Balance at March 31, 2000 (unaudited)........   96,513,645    $96,513    $368,538,537     $(2,250,000)    $(1,429,500)
                                               ===========    =======    ============     ===========     ===========

                                                                ACCUMULATED
                                                                   OTHER           TOTAL
                                                ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                                  DEFICIT         INCOME          EQUITY
                                               -------------   -------------   -------------
Balance at January 1, 2000...................  $(135,771,335)    $311,349      $102,461,025
  Issuance of common stock for cash..........       --             --           126,001,000
  Offering issuance costs....................       --             --            (6,033,045)
  Issuance of common stock in connection with
    employee bonus plan......................       --             --               922,857
  Issuance of warrants in connection with
    marketing agreement......................       --             --             2,148,000
  Issuance of restricted common stock........       --             --               --
  Common stock issued upon exercise of stock
    options..................................       --             --               795,262
  Common stock issued upon exercise of
    warrants.................................       --             --             1,472,140
  Repurchase of common stock.................       --             --            (1,472,140)
  Contribution of common stock to employee
    benefit plan.............................       --             --               242,872
  Stock compensation expense for issuance of
    common stock options at below fair market
    value....................................       --             --             2,514,496
  Amortization of unearned compensation......       --             --               443,097
  Comprehensive income:                             --
    Net loss for the period January 1 through
      March 31, 2000.........................    (39,646,115)                   (39,646,115)
    Other comprehensive income -- unrealized
      gain on available-for-sale
      securities.............................       --             15,239            15,239
                                                                               ------------
         Total comprehensive income (loss)...       --             --           (39,630,876)
                                               -------------     --------      ------------
Balance at March 31, 2000 (unaudited)........  $(175,417,450)    $326,588      $189,864,688
                                               =============     ========      ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................  $(39,646,115)  $(17,690,970)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     7,457,591      2,592,625
  Amortization..............................................     1,872,000      1,341,000
  Non-cash compensation expense.............................     4,124,194        135,681
  Non-cash interest expense.................................        65,950         62,974
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (3,284,543)    (1,314,570)
     Prepaid expenses and other current assets..............    (5,492,140)       101,970
     Deferred iMAP costs....................................    (5,589,940)    (1,158,998)
     Accounts payable.......................................       710,529      2,401,838
     Accrued compensation...................................       662,560       (267,043)
     Other accrued expenses.................................     1,198,028       (509,330)
     Deferred revenue.......................................     2,783,873        421,282
                                                              ------------   ------------
Net cash used in operating activities.......................   (35,138,013)   (13,883,541)

INVESTING ACTIVITIES
Purchases of property and equipment.........................   (30,924,878)    (8,302,152)
Purchases of available-for-sale securities..................   (12,129,696)       --
Proceeds from sale of available-for-sale securities.........    20,862,570        --
                                                              ------------   ------------
Net cash used in investing activities.......................   (22,192,004)    (8,302,152)

FINANCING ACTIVITIES
Proceeds from exercise of employee stock options............       795,263        --
Expenses from issuance of Series B Convertible Preferred
  Stock.....................................................       --             (99,252)
Proceeds from issuance of common stock, net of offering
  costs.....................................................   119,967,955        --
Proceeds from issuance of long-term debt....................    15,799,139      3,337,600
Payments to former shareholders of acquired business........       --          (8,500,000)
Payments on long-term debt..................................    (2,179,444)      (497,458)
Payments on capital lease obligations.......................    (2,201,335)      (348,124)
                                                              ------------   ------------
Net cash provided by (used in) financing activities.........   132,181,578     (6,107,234)
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........    74,851,561    (28,292,927)
Cash and cash equivalents at beginning of period............   112,302,621     43,802,465
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $187,154,182   $ 15,509,538
                                                              ============   ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on 10K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Numerator:
  Net loss..................................................  $(39,646,115)  $(17,690,970)
  Dividends on Series A and Series B Convertible Preferred
     Stock..................................................       --          (1,903,850)
  Accretion of common stock subject to repurchase to fair
     value..................................................       --         (23,938,069)
  Accretion of Series B Convertible Redeemable Preferred
     Stock to fair value....................................       --             (99,252)
                                                              ------------   ------------
                                                              $(39,646,115)  $(43,632,141)
                                                              ============   ============
Denominator:
  Weighted-average number of shares of common stock
     outstanding and not subject to repurchase during the
     period.................................................    94,676,274      1,406,250
                                                              ------------   ------------
Basic and diluted loss per common share.....................  $      (0.42)        (31.03)
                                                              ============   ============

     Basic loss per share is based upon the average number of shares of common stock outstanding during the periods.

     Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 2000 (UNAUDITED)

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            MARCH 31,     DECEMBER 31,
                                                               2000           1999
                                                           ------------   -------------
Building and land........................................  $ 21,565,207   $ 19,534,132
Furniture and fixtures...................................     4,441,442      4,120,661
Equipment and automobiles................................     4,218,664      3,353,722
Computers and software...................................   102,457,851     79,430,230
Leasehold improvements...................................     9,324,460      9,047,040
                                                           ------------   ------------
          Total..........................................   142,007,624    115,485,785
Accumulated depreciation.................................   (20,542,290)   (14,319,115)
                                                           ------------   ------------
          Total..........................................  $121,465,334   $101,166,670
                                                           ============   ============

     Substantially all property and equipment is collateralized under financing arrangements.

4.  LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES

     Long-term debt consists of the following:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
Notes payable to banks due in June and July 2001 and bearing interest at 9% per annum. These notes are payable in
  aggregate monthly installments of principal and interest
  of $8,893 with all unpaid principal and interest due at
  maturity. These notes are secured by mortgages on the real property purchased with the proceeds and with $106,913 in
  letters of credit pledged as additional security..........  $   819,389   $   828,127
Notes payable due July 1, 2001 through October 1, 2002 and
  bearing interest at 11.31% to 15.4% per annum. These notes are payable in aggregate monthly installments of principal and interest of $585,282 and are collateralized by ceratin
  furniture, fixtures, equipment, and software..............   14,373,861    15,148,548
Notes payable due January 2002 through March 2002 and
  bearing interest at 9.96% to 11.91% per annum. The notes
  are payable in quarterly installments of $2,892,191 with
  all unpaid principal and interest due at maturity. These
  notes are collateralized by certain software licenses.....   14,616,511     1,743,754
Note payable due August 1, 2001 and bearing interest at
  15.4% per annum. The note is payable in aggregate monthly
  installments of principal and interest of $158,000 with
  all unpaid principal and interest due at maturity. This
  note is collateralized by certain software licenses.......    3,113,625     3,282,222
Note payable due on May 1, 2002 and bearing interest at
  12.39% per annum. This note is payable in aggregate
  monthly installments of principal and interest of $391,705
  and is collateralized by certain equipment................    9,188,945     9,868,975

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 2000 (UNAUDITED)

4.  LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
Notes payable due on February 2005 and bearing interest at
  7.5% per annum. The note is payable in aggregate monthly
  installments of principal and interest of $79,352 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the real property purchased with
  the proceeds..............................................    8,475,501     7,012,681
Notes payable due on March 1, 2001 and bearing interest at
  6.6% per annum. These notes are payable in aggregate
  monthly installments of principal and interest ranging
  from $10,908 to $28,237 and are collateralized by the
  general assets of the Company.............................      453,393       562,162
Notes payable due between March 17, 2003 and September 4,
  2004 and bearing interest at rates from 8.25% to 10.25%
  per annum. The notes are payable in aggregate monthly
  installments of principal and interest ranging from $533
  to $1,274 and are secured by automobiles purchased with
  the proceeds..............................................      112,768       117,012
Note payable due on December 29, 2003 bearing interest at
  9.8% per annum. The note is payable in monthly principal
  installments of $98,858 plus interest and is
  collateralized by a $750,000 certificate of deposit and
  certain building improvements.............................    4,453,125     4,750,000
Note payable to former shareholders of Conklin, bearing
  interest at 10% per annum and due with accrued interest on
  October 8, 2001...........................................    2,000,000     2,000,000
                                                              -----------   -----------
Total.......................................................   57,607,118    45,313,481
Less: current portion.......................................   23,230,182    12,586,553
Less: discounts.............................................      377,841       440,817
                                                              -----------   -----------
                                                              $33,999,095   $32,286,111
                                                              ===========   ===========

     Aggregate maturities of long-term debt at March 31, 2000 are as follows:

April 1, 2000 through December 31, 2000.....................  $17,281,296
2001........................................................   22,123,244
2002........................................................    9,344,836
2003........................................................    1,707,215
2004........................................................      474,678
2005 and thereafter.........................................    6,675,849
                                                              -----------
          Total.............................................  $57,607,118
                                                              ===========

     At March 31, 2000, the fair value of long-term debt approximates its carrying value.

5.  SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED

     At March 31, 2000, the Company had outstanding current liabilities for the purchase of fixed assets of $5,000,000, for which the Company had outstanding commitments to finance on a long-term basis. The Company executed the financings in early 2000, and therefore classified $3,446,660, or the portion of the $5,000,000 financing that is due after March 31, 2000, as short-term obligations expected to be refinanced, a long-term liability. The remaining $1,553,340, which is due in 2000, is included in accounts payable at

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 2000 (UNAUDITED)

5.  SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED (CONTINUED)
March 31, 2000. These obligations bear interest at rates from 9% to 17% per annum, and will mature in varying installments through January 2002.

6.  SEGMENT INFORMATION

     The following tables set forth the Company's operating segments:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Enterprise Wide Solutions.................................  $ 7,760,442   $ 2,328,958
  E-Commerce and Web Based Solutions........................   10,029,071     2,063,148
                                                              -----------   -----------
  Consolidated..............................................  $17,789,513   $ 4,392,106
                                                              ===========   ===========
Segment operating profit:
  Enterprise Wide Solutions.................................  $ 3,023,718   $ 1,006,244
  E-Commerce and Web Based Solutions........................    3,516,430       136,515
                                                              -----------   -----------
  Consolidated..............................................  $ 6,540,148   $ 1,142,759
                                                              ===========   ===========

     A reconciliation of segment operating loss to net loss during the periods presented is as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Segment operating loss for all segments.....................  $  6,540,148   $  1,142,759
Network and infrastructure costs............................    (6,090,249)    (2,844,740)
Selling, general and administrative.........................   (23,481,208)   (11,363,496)
Product research and development............................      (511,851)      (245,247)
Non-cash stock compensation expense.........................    (4,124,194)      (135,681)
Depreciation and amortization...............................    (9,329,591)    (3,933,625)
Interest income.............................................     1,903,209        258,447
Interest expense............................................    (4,552,379)      (569,387)
                                                              ------------   ------------
Net loss....................................................  $(39,646,115)  $(17,690,970)
                                                              ============   ============

     Revenues from one customer of the Company's Enterprise Wide Solutions segment accounted for approximately 10.0% and 8.1% of the Company's consolidated revenue for the three months ended March 31, 2000 and 1999 respectively.

7.  STOCK SPLIT

     In March 2000, the Company's Board of Directors approved a three for two stock split of common stock, options, and warrants which became effective on March 14, 2000. Accordingly, all share and per share data including stock option, warrant, and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors.

OVERVIEW

     We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art Internet-based network. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP product offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months, due primarily to additional start-up costs related to implementation of our services and the continued expansion and enhancement of our network. As of March 31, 2000, we had an accumulated deficit of approximately $175.4 million. As of March 31, 2000, we had 147 signed contracts with 115 clients accounting for total revenue, assuming payment over the full contract terms, of over $194.7 million. While we have experienced significant growth in revenue under contract in recent periods and currently expect substantial, although potentially lower, growth in revenue under contract throughout 2000, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for 2000.

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

     In February 2000, we completed a public offering of our common stock. The net proceeds from the sale of 3,000,000 shares of common stock were approximately $120.0 million.

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

HISTORICAL RESULTS OF OPERATIONS--USINTERNETWORKING

Comparison of the three-month period ended March 31, 2000 to the three-month period ended March 31, 1999

     Revenue. For the three months ended March 31, 2000, we generated $13.8 million in iMAP revenue, and $4.0 million in professional IT services revenue. We generated $1.2 million in iMAP revenue and $3.2 million in professional IT services revenue for the same period in 1999. The increase of $12.6 million in iMAP revenue can be attributable to the increase in client iMAP contracts. At March 31, 2000, we had 147 cumulative iMAP contracts versus 24 in the same period in 1999.

     Gross margins, direct costs of services, network and infrastructure costs. For the three months ended March 31, 2000, we incurred $8.7 million and $2.5 million of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 1999, we incurred $1.2 million related to iMAP services and $2.0 million costs related to professional IT services. Additionally, we incurred $6.1 million of costs related to the maintenance of our network and infrastructure for the three months ended March 31, 2000 and $2.8 million in related costs during the same period in 1999. Gross margins, including iMAP network and infrastructure costs, for the three months ended March 31, 2000 were (7.2)% and 37.5% for iMAP and professional IT services, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in direct costs and network and infrastructure costs as revenues increase. Our margins for IT services were constant in the 1999 and 2000 periods.

     General and administrative expenses. For the three months ended March 31, 2000, we incurred $6.2 million of general and administrative expenses compared to $4.9 million for the same period in 1999. The increase of $1.3 million principally reflects the costs associated with increased administrative personnel to support the growth in operations.

     Sales and marketing expenses. For the three months ended March 31, 2000, we incurred $17.3 million of sales and marketing expenses compared to $6.4 million for the same period in 1999. The increase of $10.8 million reflects the costs associated with our increased efforts to market and brand our service offerings, and the sales commissions related to the increase in iMAP revenue.

     Product research and development expenses. For the three months ended March 31, 2000, we incurred $0.5 million of product research and development expenses compared to $0.2 million for the same period in 1999. The increase of $0.3 million reflects the costs associated with the continued development of new products and infrastructure.

     Non-cash stock compensation expense. For the three months ended March 31, 2000, we incurred $4.1 million in non-cash compensation expense. Of this amount, $3.8 million reflects the period's expense in connection with employee stock options issued at an exercise price of $2.67 and an estimated fair market value of $8.87 to $14.89 per share at the date of grant. The remaining amount of $0.3 million reflects the Company's contribution of common stock to an employee benefit plan and the amortization of unearned compensation. The Company will record stock compensation expense of approximately $31.3 million in future periods through 2003 as a result of stock option grants with exercise prices below the fair value of the underlying common stock at the date of grant. There was minimal non-cash stock compensation expense for the comparable period in 1999.

     Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2000 totaled $9.3 million. Of this amount, $1.9 million represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR and IIT; the remaining $7.4 million represents depreciation of our property and equipment and the amortization of our prepaid software licenses.

     Interest income and expense. For the three months ended March 31, 2000, we incurred $4.5 million in interest expense and generated $1.9 million of interest income. We had minimal interest income and expense during the period ended March 31, 2000. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our network and infrastructure. See Notes 4 and 5 to our March 31, 2000 consolidated financial statements for a summary of our long-term debt at March 31, 2000.

     We generated significant interest income in the first quarter of 2000 from the temporary investment of the proceeds of our February common stock offering and November 1999 debt offering.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL

     In connection with our acquisition of IIT, ACR and Conklin we recorded goodwill that is being amortized on a straight line basis over its estimated useful life. At March 31, 2000, the unamortized portion of these intangibles was $27.8 million, which represented 6.4% of total assets and 14.6% of stockholders' equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had cash and cash equivalents of $187.2 million and available-for-sale securities of $23.0 million.

     For the three months ended March 31, 2000, we used $35.0 million of cash in operating activities, $22.3 million in investing activities and generated $132.2 million through financing activities. Included in financing activities was $120.0 million raised from a public common stock offering in February 2000. We invested these proceeds primarily in short term cash and cash equivalents. During the three months ended March 31, 2000, we purchased $12.1 million of marketable securities and sold $20.9 million of marketable securities. We used the proceeds of the sale of the marketable securities to fund our operations.

     For the first quarter of 2000, we purchased $30.9 million of property and equipment, which consisted primarily of computer hardware and software necessary to support the increase in our iMAP clients and expenditures for equipment used by our administrative personnel. These expenditures in the comparable 1999 period were $8.3 million. We have no material commitments for the acquisition of property and equipment at March 31, 2000, but estimate that our capital expenditures for the remainder of 2000 will be approximately $106.0 million.

     We have used debt and capital leases to partially finance our capital investments for the development of our infrastructure and the hardware required to support the increase in our iMAP clients. As of March 31, 2000, we had obtained commitments for secured financing from several sources, including Oracle Credit Corporation ($15.0 million), Cisco System Capital Corporation ($8.8 million), Venture Lending & Leasing II, Inc. ($10.0 million), Finova Capital Corporation ($11.7 million), Transamerica Business Credit Corporation ($9.0 million), Charter Financial Corporation ($5.0 million), LINC Capital ($6.0 million) and EMC

Corporation ($8.2 million). At March 31, 2000, the total of our secured financing commitments was $98.4 million, of which $93.9 million had been funded.

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

     If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain such financing on terms acceptable to us, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations. We are presently pursuing a variety of sources of other debt and capital financing, but no additional commitments have been obtained to date.

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

     Effect on USi. To date, we have not experienced any material difficulties associated with the Year 2000 and we have not incurred any material liability or costs due to the Year 2000 issue. Our total expenses related to Year 2000 compliance through March 31, 2000 were $1.0 million. We do not anticipate that we will incur any material additional costs due to Year 2000 compliance.

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

     Our earnings and financial position are affected by changes in interest rates as a result of our purchase of various fixed rate municipal bonds included in available-for-sale investments. If market interest rates for municipal bonds increase by 10%, the fair value of our available-for-sale investments will decrease, and unrealized gains/losses recognized as other comprehensive income will decrease by an estimated $0.7 million. Conversely, if market interest rates for municipal bonds decrease by 10%, the fair value of our available-for-sale investments will increase, and unrealized gains/losses recognized as other comprehensive income will increase by an estimated $0.8 million. These amounts are determined by discounting future cash flows using hypothetical interest rates.

     We have financed capital expansion through various long-term debt instruments bearing interest at both fixed and variable interest rates. At March 31, 2000, the fair value of this debt is not significantly impacted by either a 10% increase or a 10% decrease in interest rates.

  Other Market Risk

     Our convertible subordinated notes bear interest at 7% through November 1, 2004. The market value of these notes is affected by fluctuations in the quoted market value of our common stock. If the quoted market value of our common stock increased by 10%, the estimated fair value of the notes will increase by an estimated $35 million. Conversely, if the quoted market value of our common stock decreases by 10%, the estimated fair value of the notes will decrease by an estimated $35 million.

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

     (d) The Company filed its first registration statement under the Securities Act effective April 8, 1999, File No. 333-70717. From the effective date of the registration statement to March 31, 2000, the Company's use of net offering proceeds was as follows:

Net offering proceeds to issuer.............................  $132,800,000
                                                              ============
Use of proceeds:
  Property, equipment and software licenses.................  $109,313,000
  Payments to former shareholders of acquired businesses....    19,291,000
Temporary investments:
  Available-for-sale securities.............................       365,000
Other expenses:
  Payment of accrued dividends..............................     3,831,000
                                                              ------------
                                                              $132,800,000
                                                              ============

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

     We filed a Current Report on Form 8-K dated April 24, 2000 under which we filed a press release announcing that Ken Sichau, President of AT&T Business Services Sales, will join USi's Board of Directors.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, USINTERNETWORKING, INC. HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ANNAPOLIS, MARYLAND ON MAY 15, 2000.

                                          USINTERNETWORKING, INC.

                                          By:  /s/ CHRISTOPHER R. MCCLEARY
                                            ------------------------------------
                                            Christopher R. McCleary
                                            Chairman of the Board
                                            and Chief Executive Officer

                                          By:     /s/ MARK J. MCENEANEY
                                            ------------------------------------
                                            Mark J. McEneaney
                                            Senior Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
27.1     Financial Data Schedule (EDGAR version only)