Form 10-Q
period 2000-06-30
USINTERNETWORKING INC
filed 2000-08-14
CIK 1076732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                     Class
                         Common Stock, $.001 par value
                         Outstanding at August 7, 2000
                                   96,863,987

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                            USINTERNETWORKING, INC.

                                                                         PAGE
                                                                         ----
Part I Financial Information...........................................    3
  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS OF USINTERNETWORKING, INC.
           Consolidated Balance Sheets as of June 30, 2000 (unaudited)
             and December 31, 1999.....................................    3
           Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 (unaudited) and for the six
             months ended June 30, 2000 and 1999 (unaudited)...........    4
           Consolidated Statements of Stockholders' Equity for the six
             months ended June 30, 2000 (unaudited)....................    5
           Consolidated Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999 (unaudited)..................    6
           Notes to Consolidated Financial Statements..................    7
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   11
  Item 3.  Quantitative and Qualitative Disclosure of Market Risk......   17

Part II Other Information..............................................   17
  Item 1.  Legal Proceedings...........................................   17
  Item 2.  Changes in Securities and Use of Proceeds...................   17
  Item 4.  Submission of Matters to a Vote of Security Holders.........   17
  Item 6.  Exhibits and Reports on Form 8-K............................   18

Signatures.............................................................   19

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            USINTERNETWORKING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 153,204,222   $ 112,302,621
  Available-for-sale securities.............................     12,150,000      31,706,991
  Accounts receivable, less allowance of $1,008,176 and
    $543,447 in 2000 and 1999, respectively.................     26,500,532      16,557,356
  Due from officer..........................................      1,900,000       1,900,000
  Prepaid expenses and other current assets.................     16,706,877       6,904,595
                                                              -------------   -------------
Total current assets........................................    210,461,631     169,371,563
Deferred iMAP costs, net of accumulated amortization of
  $7,092,955 and $2,415,848 in 2000 and 1999,
  respectively..............................................     22,058,691       8,899,837
Software licenses, net of accumulated amortization of
  $6,428,178 and $3,728,103 in 2000 and 1999,
  respectively..............................................     18,477,749      10,806,710
Property and equipment, net of accumulated depreciation of
  $28,718,380 and $14,319,115 in 2000 and 1999,
  respectively..............................................    178,536,845     101,166,670
Goodwill, net of accumulated amortization of $11,310,763 and
  $7,566,763 in 2000 and 1999, respectively.................     25,929,716      29,646,621
Deferred financing costs and other assets, net of
  accumulated amortization of $666,182 and $128,029 in 2000
  and 1999, respectively....................................      6,721,706       5,562,771
                                                              -------------   -------------
Total assets................................................  $ 462,186,338   $ 325,454,172
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  29,240,059   $  13,145,394
  Accrued compensation and benefits.........................     14,180,844       8,187,517
  Other accrued expenses....................................      3,864,581       3,385,262
  Deferred revenue..........................................     17,201,639       9,066,452
  Current portion of capital lease obligations..............     18,080,009       5,834,076
  Current portion of long-term debt.........................     23,673,906      12,586,553
                                                              -------------   -------------
Total current liabilities...................................    106,241,038      52,205,254
Short-term obligations expected to be refinanced............      3,971,103       2,116,753
Capital lease obligations, less current portion.............     34,418,714      11,385,029
Long-term debt, less current portion........................     39,730,615      32,286,111
Convertible subordinated notes..............................    125,000,000     125,000,000
                                                              -------------   -------------
Total liabilities...........................................    309,361,470     222,993,147

Stockholders' equity:
  Common stock, $.001 par value, 450,000,000 shares
    authorized, 96,853,430 and 92,065,911 shares issued and
    outstanding in 2000 and 1999, respectively..............         96,853          92,066
  Additional paid-in capital................................    372,621,121     241,861,378
  Note receivable from officer for purchase of common
    stock...................................................     (2,250,000)     (2,250,000)
  Unearned compensation.....................................     (1,031,624)     (1,782,433)
  Accumulated deficit.......................................   (217,390,780)   (135,771,335)
  Accumulated other comprehensive income....................        779,298         311,349
                                                              -------------   -------------
  Total stockholders' equity................................    152,824,868     102,461,025
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $ 462,186,338   $ 325,454,172
                                                              =============   =============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                       ---------------------------   ----------------------------
                                           2000           1999           2000            1999
                                       ------------   ------------   -------------   ------------
                                               (UNAUDITED)                   (UNAUDITED)
Revenue..............................  $ 26,222,956   $  6,682,986   $  44,012,469   $ 11,075,092
                                       ------------   ------------   -------------   ------------
Costs and expenses:
  Direct cost of services............    17,286,662      4,825,410      28,536,027      8,074,757
  Network and infrastructure costs...     6,222,051      3,901,733      12,312,300      6,746,473
  General and administrative.........     6,786,733      5,943,713      13,011,701     10,882,547
  Sales and marketing................    17,679,786      7,168,111      34,936,026     13,592,773
  Product research and development...       829,042        562,481       1,340,893        807,728
  Non-cash stock compensation
     expense.........................     5,751,546      3,224,557       9,875,740      3,360,238
  Depreciation and amortization......    11,600,108      4,912,417      20,929,699      8,846,042
                                       ------------   ------------   -------------   ------------
Total costs and expenses.............    66,155,928     30,538,422     120,942,386     52,310,558
                                       ------------   ------------   -------------   ------------
Operating loss.......................   (39,932,972)   (23,855,436)    (76,929,917)   (41,235,466)
Other income (expense):
  Interest income....................     2,594,941      1,162,918       4,498,150      1,421,365
  Interest expense...................    (4,635,299)      (901,543)     (9,187,678)    (1,470,930)
                                       ------------   ------------   -------------   ------------
                                         (2,040,358)       261,375      (4,689,528)       (49,565)
                                       ------------   ------------   -------------   ------------
Net loss.............................   (41,973,330)   (23,594,061)    (81,619,445)   (41,285,031)
Dividends accrued on Series A and
  Series B Convertible Preferred
  Stock..............................       --            (424,300)       --           (2,328,150)
Accretion of common stock subject to
  repurchase to fair value...........       --             --             --          (23,938,069)
Accretion of Series B Convertible
  Redeemable Preferred Stock to fair
  value..............................       --             --             --              (99,252)
                                       ------------   ------------   -------------   ------------
Net loss attributable to common
  stockholders.......................  $(41,973,330)  $(24,018,361)  $ (81,619,445)  $(67,650,502)
                                       ============   ============   =============   ============
Basic and diluted loss per common
  share attributable to common
  stockholders.......................  $      (0.43)  $       (.29)  $       (0.86)  $      (1.63)
                                       ============   ============   =============   ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000

                                                     COMMON STOCK         ADDITIONAL
                                                ----------------------     PAID-IN      NOTE RECEIVABLE     UNEARNED
                                                  SHARES     PAR VALUE     CAPITAL       FROM OFFICER     COMPENSATION
                                                ----------   ---------   ------------   ---------------   ------------
Balance at January 1, 2000....................  92,065,911    $92,066    $241,861,378     $(2,250,000)    $(1,782,433)
  Issuance of common stock for cash...........   3,000,000      3,000     125,998,000        --               --
  Offering issuance costs.....................      --          --         (6,762,752)       --               --
  Issuance of common stock in connection with
    employee bonus plan.......................      --          --          3,220,653        --               --
  Issuance of warrants in connection with
    marketing agreement.......................      --          --            980,800        --               --
  Issuance of restricted common stock.........       2,346          2          90,162        --               (90,164)
  Common stock issued upon exercise of stock
    options...................................     747,990        749       1,420,689        --               --
  Common stock issued upon exercise of
    warrants..................................   1,047,989      1,048       1,598,882        --               --
  Repurchase of common stock..................     (33,956)       (35)     (1,599,895)       --               --
  Contribution of common stock to employee
    benefit plan..............................      23,150         23         689,744        --               --
  Stock compensation expense for issuance of
    common stock options at below fair market
    value.....................................      --          --          5,123,460        --               --
  Amortization of unearned compensation.......      --          --            --             --               840,973
  Comprehensive income:
    Net loss for the period January 1 through
      June 30, 2000...........................      --          --            --             --               --
    Other comprehensive income -- unrealized
      gain on available-for-sale securities...      --          --            --             --               --
    Total comprehensive income (loss).........      --          --            --             --               --
                                                ----------    -------    ------------     -----------     -----------
Balance at June 30, 2000 (unaudited)..........  96,853,430    $96,853    $372,621,121     $(2,250,000)    $(1,031,624)
                                                ==========    =======    ============     ===========     ===========

                                                                 ACCUMULATED
                                                                    OTHER           TOTAL
                                                 ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                                   DEFICIT         INCOME          EQUITY
                                                -------------   -------------   -------------
Balance at January 1, 2000....................  $(135,771,335)    $311,349      $102,461,025
  Issuance of common stock for cash...........       --             --           126,001,000
  Offering issuance costs.....................       --             --            (6,762,752)
  Issuance of common stock in connection with
    employee bonus plan.......................       --             --             3,220,653
  Issuance of warrants in connection with
    marketing agreement.......................       --             --               980,800
  Issuance of restricted common stock.........       --             --               --
  Common stock issued upon exercise of stock
    options...................................       --             --             1,421,438
  Common stock issued upon exercise of
    warrants..................................       --             --             1,599,930
  Repurchase of common stock..................       --             --            (1,599,930)
  Contribution of common stock to employee
    benefit plan..............................       --             --               689,767
  Stock compensation expense for issuance of
    common stock options at below fair market
    value.....................................       --             --             5,123,460
  Amortization of unearned compensation.......       --             --               840,973
  Comprehensive income:
    Net loss for the period January 1 through
      June 30, 2000...........................    (81,619,445)      --           (81,619,445)
    Other comprehensive income -- unrealized
      gain on available-for-sale securities...       --            467,949           467,949
                                                                                ------------
    Total comprehensive income (loss).........       --             --           (81,151,496)
                                                -------------     --------      ------------
Balance at June 30, 2000 (unaudited)..........  $(217,390,780)    $779,298      $152,824,868
                                                =============     ========      ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................  $(81,619,445)  $(41,285,031)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................    17,185,699      6,164,042
  Amortization..............................................     3,744,000      2,682,000
  Non-cash stock compensation expense.......................     9,875,740      3,360,238
  Non-cash interest expense.................................       131,900        125,947
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (9,943,176)    (4,424,467)
     Prepaid expenses and other current assets..............   (10,007,512)    (2,745,504)
     Deferred iMAP costs....................................   (13,158,854)    (2,996,981)
     Accounts payable.......................................    16,094,665        270,845
     Accrued compensation...................................     5,993,327      1,456,833
     Other accrued expenses.................................       479,319      1,752,645
     Deferred revenue.......................................     8,135,187             --
                                                              ------------   ------------
Net cash used in operating activities.......................   (53,089,150)   (35,639,433)

INVESTING ACTIVITIES
Purchases of property and equipment.........................   (62,723,322)   (49,063,634)
Investment in restricted cash...............................            --       (300,000)
Purchases of available-for-sale securities..................   (17,545,780)   (47,934,501)
Proceeds from sale of available-for-sale securities.........    37,570,720             --
                                                              ------------   ------------
Net cash used in investing activities.......................   (42,698,382)   (97,298,135)

FINANCING ACTIVITIES
Proceeds from exercise of employee stock options............     1,421,438        175,147
Expenses from issuance of Series B Convertible Preferred
  Stock.....................................................            --        (99,252)
Dividends paid to preferred stockholders....................            --     (3,831,154)
Proceeds from issuance of common stock, net of offering
  costs.....................................................   119,238,248    132,800,179
Proceeds from issuance of long-term debt....................    28,149,889     11,280,629
Payments to former shareholders of acquired business........            --    (11,860,740)
Payments on long-term debt..................................    (7,896,469)    (1,409,090)
Payments on capital lease obligations.......................    (4,223,973)      (662,856)
                                                              ------------   ------------
Net cash provided by financing activities...................   136,689,133    126,392,863
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........    40,901,601     (6,544,705)
Cash and cash equivalents at beginning of period............   112,302,621     43,802,465
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $153,204,222   $ 37,257,760
                                                              ============   ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  COMPREHENSIVE LOSS

     Total comprehensive loss was $17,690,970 and $41,371,564 for the three and six months ended June 30, 1999 and $39,630,876 and $81,151,496 for the three and six months ended June 30, 2000.

3.  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
Numerator:
  Net loss............................  $(41,973,330)  $(23,594,061)  $(81,619,445)  $(41,285,031)
  Dividends on Series A and Series B
     Convertible Preferred Stock......       --            (424,300)       --          (2,328,150)
  Accretion of common stock subject to
     repurchase to fair value.........       --             --             --         (23,938,069)
  Accretion of Series B Convertible
     Redeemable Preferred Stock to
     fair value.......................       --             --             --             (99,252)
                                        ------------   ------------   ------------   ------------
                                        $(41,973,330)  $(24,018,361)  $(81,619,445)  $(67,650,502)
                                        ============   ============   ============   ============
Denominator:
  Weighted-average number of shares of
     common stock outstanding and not
     subject to repurchase during the
     period...........................    96,684,431     81,724,606     94,925,540     41,565,429
                                        ------------   ------------   ------------   ------------
Basic and diluted loss per common
  share...............................  $      (0.43)  $      (0.29)  $      (0.86)  $      (1.63)
                                        ============   ============   ============   ============

     Basic loss per share is based upon the average number of shares of common stock outstanding during the periods.

     Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2000 (UNAUDITED)

4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
Notes payable to banks due in June and July 2001 and bearing interest at 9% per annum. These notes are payable in
  aggregate monthly installments of principal and interest
  of $8,893 with all unpaid principal and interest due at
  maturity. These notes are secured by mortgages on the real property purchased with the proceeds and with $106,913 in
  letters of credit pledged as additional security..........  $   811,291   $   828,127
Notes payable due July 1, 2001 through May 1, 2003 and
  bearing interest at 11.31% to 15.4% per annum. These notes are payable in aggregate monthly installments of principal and interest of $721,537 and are collateralized by ceratin
  furniture, fixtures, equipment, and software..............   16,912,139    15,148,548
Notes payable due January 2002 through March 2002 and
  bearing interest at 9.96% to 11.91% per annum. The notes
  are payable in quarterly installments of $2,892,191 with
  all unpaid principal and interest due at maturity. These
  notes are collateralized by certain software licenses.....   12,071,098     1,743,754
Note payable due August 1, 2001 and bearing interest at
  15.4% per annum. The note is payable in aggregate monthly
  installments of principal and interest of $158,000 with
  all unpaid principal and interest due at maturity. This
  note is collateralized by certain software licenses.......    2,754,948     3,282,222
Notes payable due on May 1, 2002 and bearing interest at
  12.39% and 13.05% per annum. The notes are payable in
  aggregate monthly installments of principal and interest
  of $445,549 and is collateralized by certain equipment....    9,379,695     9,868,975
Notes payable due on February 2005 and bearing interest at
  7.5% per annum. The note is payable in aggregate monthly
  installments of principal and interest of $79,352 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the real property purchased with
  the proceeds..............................................    8,395,866     7,012,681
Notes payable due on March 1, 2001 and bearing interest at
  6.6% per annum. These notes are payable in aggregate
  monthly installments of principal and interest ranging
  from $10,908 to $28,237 and are collateralized by the
  general assets of the Company.............................      379,679       562,162
Notes payable due between March 17, 2003 and September 4,
  2004 and bearing interest at rates from 8.25% to 10.25%
  per annum. The notes are payable in aggregate monthly
  installments of principal and interest ranging from $533
  to $1,274 and are secured by automobiles purchased with
  the proceeds..............................................      108,424       117,012
Note payable due on December 29, 2003 bearing interest at
  9.8% per annum. The note is payable in monthly principal
  installments of $98,858 plus interest and is
  collateralized by a $750,000 certificate of deposit and
  certain building improvements.............................    4,156,250     4,750,000

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2000 (UNAUDITED)

4.  LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES (CONTINUED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
Note payable due June 1, 2010 and bearing interest at 8.80%
  per annum. The note is payable in aggregate monthly
  installments of principal and interest of $55,724 with all unpaid principal and interest due at maturity. This note
  is secured by a mortgage on the real property purchased
  with the proceeds.........................................    6,750,000       --
Note payable to former shareholders of Conklin, bearing
  interest at 10% per annum and due with accrued interest on
  October 8, 2001...........................................    2,000,000     2,000,000
                                                              -----------   -----------
Total.......................................................   63,719,390    45,313,481
Less: current portion.......................................   23,673,906    12,586,553
Less: discounts.............................................      314,869       440,817
                                                              -----------   -----------
                                                              $39,730,615   $32,286,111
                                                              ===========   ===========

     Aggregate maturities of long-term debt at June 30, 2000 are as follows:

July 1, 2000 through December 31, 2000......................  $12,623,405
2001........................................................   24,118,386
2002........................................................   10,999,427
2003........................................................    2,382,485
2004........................................................      580,388
2005 and thereafter.........................................   13,015,299
                                                              -----------
          Total.............................................  $63,719,390
                                                              ===========

     At June 30, 2000, the fair value of long-term debt approximates its carrying value.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             JUNE 30,     DECEMBER 31,
                                                               2000           1999
                                                           ------------   -------------
Building and land........................................  $ 34,255,821   $ 19,534,132
Furniture and fixtures...................................     5,093,930      4,120,661
Equipment and automobiles................................     5,825,873      3,353,722
Computers and software...................................   151,482,875     79,430,230
Leasehold improvements...................................    10,596,727      9,047,040
                                                           ------------   ------------
          Total..........................................   207,255,225    115,485,785
Accumulated depreciation.................................   (28,718,380)   (14,319,115)
                                                           ------------   ------------
          Total..........................................  $178,536,845   $101,166,670
                                                           ============   ============

     Substantially all property and equipment is collateralized under financing arrangements.

6.  SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED

     At June 30, 2000, the Company had outstanding current liabilities for the purchase of fixed assets of $5,760,800, for which the Company had outstanding commitments to finance on a long-term basis. The Company executed the financings in the third quarter of 2000, and therefore classified $3,971,103, or the

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2000 (UNAUDITED)

6. SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED (CONTINUED) portion of the $5,760,800 financing that is due after June 30, 2001, as short-term obligations expected to be refinanced, a long-term liability. The remaining $1,789,697, which is due prior to June 30, 2001, is included in accounts payable at June 30, 2000. These obligations bear interest at rates from 9% to 17% per annum, and will mature in varying installments through January 2002.

7.  SEGMENT INFORMATION

     The following tables set forth the Company's operating segments:

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                             ------------------------   -------------------------
                                                2000          1999         2000          1999
                                             -----------   ----------   -----------   -----------
Revenues:
  Enterprise Wide Solutions................  $10,111,727   $3,441,422   $17,872,169   $ 5,770,378
  E-Commerce and Web Based Solutions.......   16,111,229    3,241,564    26,140,300     5,304,714
                                             -----------   ----------   -----------   -----------
  Consolidated.............................  $26,222,956   $6,682,986   $44,012,469   $11,075,092
                                             ===========   ==========   ===========   ===========
Segment operating profit:
  Enterprise Wide Solutions................  $ 2,616,386   $1,820,632   $ 5,323,124   $ 2,826,876
  E-Commerce and Web Based Solutions.......    6,319,908       36,944    10,153,318       173,459
                                             -----------   ----------   -----------   -----------
  Consolidated.............................  $ 8,936,294   $1,857,576   $15,476,442   $ 3,000,335
                                             ===========   ==========   ===========   ===========

     A reconciliation of segment operating profit to net loss during the periods presented is as follows:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
Segment operating profit for all
  segments............................  $  8,936,294   $  1,857,576   $ 15,476,442   $  3,000,335
Network and infrastructure costs......    (6,222,051)    (3,901,733)   (12,312,300)    (6,746,473)
General and administrative............    (6,786,733)    (5,943,713)   (13,011,701)   (10,882,547)
Sales and marketing...................   (17,679,786)    (7,168,111)   (34,936,026)   (13,592,773)
Product research and development......      (829,042)      (562,481)    (1,340,893)      (807,728)
Non-cash stock compensation expense...    (5,751,546)    (3,224,557)    (9,875,740)    (3,360,238)
Depreciation and amortization.........   (11,600,108)    (4,912,417)   (20,929,699)    (8,846,042)
Interest income.......................     2,594,941      1,162,918      4,498,150      1,421,365
Interest expense......................    (4,635,299)      (901,543)    (9,187,678)    (1,470,930)
                                        ------------   ------------   ------------   ------------
Net loss..............................  $(41,973,330)  $(23,594,061)  $(81,619,445)  $(41,285,031)
                                        ============   ============   ============   ============

8.  STOCK SPLIT

     In March 2000, the Company effected a three for two stock split of common stock, options, and warrants by means of a stock dividend distribution on March 28, 2000 to all stockholders of record at the close of business on March 14. Accordingly, all share and per share data including stock option, warrant, and loss per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

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

OVERVIEW

     We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art Internet-based network. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP product offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months, due primarily to additional costs related to implementation of our services and the continued expansion and enhancement of our network. As of June 30, 2000, we had an accumulated deficit of approximately $217.4 million. As of June 30, 2000, we had 187 signed contracts with 146 clients accounting for total revenue, assuming payment over the full contract terms, of over $261.6 million. While we have experienced significant growth in revenue under contract in recent periods and currently expect substantial, although potentially lower, growth in revenue under contract throughout 2000, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for 2000.

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

     We completed our initial public offering of common stock in April 1999 and raised net proceeds of $132.8 million. In November 1999 we completed a private offering of convertible subordinated notes and raised net proceeds of $119.9 million. In February 2000, we completed a follow-on public offering of our common stock. The net proceeds from this sale of common stock were approximately $119.2 million.

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

HISTORICAL RESULTS OF OPERATIONS

Revenue

                                              THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                  ENDED           ENDED           ENDED           ENDED
              ($ IN MILLIONS)                 JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
              ---------------                 -------------   -------------   -------------   -------------
iMAP........................................      $21.7           $3.4            $35.5           $ 4.6
Professional IT services....................        4.5            3.3              8.5             6.5
                                                  -----           ----            -----           -----
          Total revenue.....................      $26.2           $6.7            $44.0           $11.1
                                                  =====           ====            =====           =====

Enterprise Wide Solutions...................      $10.1           $3.4            $17.8           $ 5.8
E-Commerce and Web Based Solutions..........       16.1            3.3             26.2             5.3
                                                  -----           ----            -----           -----
          Total revenue.....................      $26.2           $6.7            $44.0           $11.1
                                                  =====           ====            =====           =====

Direct cost of services

                                              THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                  ENDED           ENDED           ENDED           ENDED
              ($ IN MILLIONS)                 JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
              ---------------                 -------------   -------------   -------------   -------------
iMAP........................................      $14.4           $2.6            $23.1           $ 3.9
Professional IT services....................        2.9            2.2              5.4             4.2
Network and infrastructure..................        6.2            3.9             12.3             6.7
                                                  -----           ----            -----           -----
          Total direct cost of services.....      $23.5           $8.7            $40.8           $14.8
                                                  =====           ====            =====           =====
Enterprise Wide Solutions...................      $ 7.5           $1.6            $12.5           $ 3.0
E-Commerce and Web Based Solutions..........        9.8            3.2             16.0             5.1
Network and infrastructure..................        6.2            3.9             12.3             6.7
                                                  -----           ----            -----           -----
          Total direct cost of services.....      $23.5           $8.7            $40.8           $14.8
                                                  =====           ====            =====           =====

     Comparison of the three-month period ended June 30, 2000 to the three-month period ended June 30, 1999

     Revenue. For the three months ended June 30, 2000, we generated $26.2 million of revenue as compared to $6.7 million for the same prior year period.

     The increase of $18.3 million in iMAP revenue can be attributable to the increase in client iMAP contracts. At June 30, 2000, we had 187 cumulative iMAP contracts versus 42 in the same period in 1999. Professional IT services revenue increased $1.2 million, mainly due to the increased revenue from Conklin & Conklin, Inc., acquired in October of 1999.

     The increase of $6.7 million in Enterprise Wide Solutions revenue is mainly attributable to additional client iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $12.8 million in Web Based Solutions is mainly attributable to additional client iMAP contracts for our E-Business and E-Commerce products.

     Gross margins, direct costs of services, network and infrastructure costs. For the three months ended June 30, 2000, we incurred $23.5 million for direct costs of services and network and infrastructure costs as compared to $8.7 million for the same prior year period.

     For the three months ended June 30, 2000, we incurred $14.4 million and $2.9 million of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 1999, we incurred $2.6 million of direct costs related to iMAP services and $2.2 million of direct costs related to professional IT services. The increase in iMAP services costs can be directly attributable to our increase in iMAP client contracts.

     In addition, we incurred $6.2 million of costs related to the maintenance of our network and infrastructure for the three months ended June 30, 2000 and $3.9 million in related costs during the same period in 1999. The increase of $2.3 million can be attributable to base costs required to support our increase in iMAP client contracts.

     For the three months ended June 30, 2000, we incurred $7.5 million and $9.8 million of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the same period in 1999, we incurred $1.6 million of direct costs related to Enterprise Wide Solutions and $3.2 million of direct costs related to E-Commerce and Web Based Solutions. Both increases can be directly attributable to our increase in iMAP client contracts.

     Gross margins, including iMAP network and infrastructure costs, for the three months ended June 30, 2000 were 5.2% and 35.0% for iMAP and professional IT services, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in direct costs and network and infrastructure costs as revenues increase. Our margins for IT services were constant in the 1999 and 2000 periods.

     Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions were 26% and 53% for the three months ended June 30, 2000 and 1999, respectively. The decrease in operating profit margin from the prior period is due to a high-margin contract becoming a smaller percentage of revenue and margins for the three months ended June 30, 2000 as compared to the same period in 1999. Segment operating profit margin on E-Commerce and Web Based Solutions improved to 39% for the three months ended June 30, 2000 as compared to 3% for the same period in 1999. This improvement reflects the utilization of the investment made in 1999 to support the increase in iMAP contracts. Our margins for the three month period ended June 30, 2000 for these operating segments are more indicative of expected performance than in the same prior year period.

     General and administrative expenses. For the three months ended June 30, 2000, we incurred $6.8 million of general and administrative expenses compared to $5.9 million for the same period in 1999. The increase of $0.9 million principally reflects the costs associated with increased administrative personnel to support the growth in operations.

     Sales and marketing expenses. For the three months ended June 30, 2000, we incurred $17.7 million of sales and marketing expenses compared to $7.2 million for the same period in 1999. The increase of $10.5 million reflects the costs associated with our increased efforts to market and brand our service offerings, and the sales commissions related to the increase in iMAP revenue.

     Product research and development expenses. For the three months ended June 30, 2000, we incurred $0.8 million of product research and development expenses compared to $0.6 million for the same period in 1999. The increase of $0.2 million is due to the fact that we continue to develop our iMAP offerings.

     Non-cash stock compensation expense. For the three months ended June 30, 2000, we incurred $5.8 million in non-cash compensation expenses compared to $3.2 million for the same period in 1999. Of the $2.6 million increase, $2.0 million reflects the period's expense in connection with employee stock options with an exercise price of $0.001 in lieu of cash bonuses. The remaining amount of $0.6 million reflects the Company's contribution of common stock to an employee benefit plan and the amortization of unearned compensation.

     Depreciation and amortization. For the three months ended June 30, 2000, we incurred $11.6 million in depreciation and amortization expenses, compared to $4.9 million for the same period in 1999. Of the $6.7 million increase, $6.2 million represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $0.5 million represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR and IIT.

     Interest income and expense. For the three months ended June 30, 2000, we incurred $4.6 million in interest expense and generated $2.6 million of interest income. For the three months ended June 30, 1999, we incurred $0.9 million of interest income and generated $1.2 million of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligation investments in our network and infrastructure. See Notes 4 and 5 to our June 30, 2000 consolidated financial statements for a summary of our long-term debt at June 30, 2000.

     We generated interest income in the second quarter of 2000 from the temporary investment of the proceeds of our February 2000 common stock offering and November 1999 convertible subordinated notes offering. During the same prior year period we generated interest income from the temporary investment of the proceeds of our initial public offering.

     Comparison of the six-month period ended June 30, 2000 to the six-month period ended June 30, 1999

     Revenue. For the six months ended June 30, 2000, we generated $44.0 million of revenue as compared to $11.1 million for the same prior year period.

     The increase of $30.9 million in iMAP revenue can be attributable to the increase in client iMAP contracts. At June 30, 2000, we had 187 cumulative iMAP contracts versus 42 in the same period in 1999. Professional IT services revenue increased $2.0 million, mainly due to the increased revenue from Conklin & Conklin, Inc., acquired in October of 1999.

     The increase of $12.1 million in Enterprise Wide Solutions revenue is mainly attributable to additional client iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $20.9 million in Web Based Solutions is mainly attributable to additional client iMAP contracts for our E-Business and E-Commerce products.

     Gross margins, direct costs of services, network and infrastructure costs. For the six months ended June 30, 2000, we incurred $40.8 million for direct costs of services and network and infrastructure costs as compared to $14.8 million for the same prior year period.

     For the six months ended June 30, 2000, we incurred $23.1 million and $5.4 million of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 1999, we incurred $3.9 million of direct costs related to iMAP services and $4.2 million of direct costs related to professional IT services. The increase in iMAP services costs can be directly attributable to our increase in iMAP client contracts.

     In addition, we incurred $12.3 million of costs related to the maintenance of our network and infrastructure costs for the six months ended June 30, 2000 and $6.7 million in related costs during the same period in 1999. The increase of $5.6 million can be attributable to base costs required to support our increase in iMAP client contracts.

     For the six months ended June 30, 2000, we incurred $13.1 million and $15.4 million of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the same period in 1999, we incurred $3.0 million related to Enterprise Wide Solutions and $5.1 million of direct costs related to E-Commerce and Web Based Solutions. Both increases can be directly attributable to our increase in iMAP client contracts.

     Gross margins, including iMAP network and infrastructure costs, for the six months ended June 30, 2000 were 0.4% and 35.7% for iMAP and professional IT services, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in direct costs and network and infrastructure costs as revenues increase. Our margins for IT services were constant in the 1999 and 2000 periods.

     Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions were 30% and 48% for the six months ended June 30, 2000 and 1999, respectively. The decrease operating profit margin from the prior period is due to a high-margin contract becoming a smaller percentage of revenue and margins for the six months ended June 30, 2000 as compared to the same period in 1999. Segment operating profit margins for E-Commerce and Web Based Solutions improved to 39% for the six months ended June 30, 2000 as compared to 4% for the same period in 1999. This improvement reflects the utilization of the investment made in 1999 to support the increase in iMAP contracts. Our margins for the six month period ended June 30, 2000 for these operating segments are more indicative of expected performance than in the same prior year period.

     General and administrative expenses. For the six months ended June 30, 2000, we incurred $13.0 million of general and administrative expenses compared to $10.9 million for the same period in 1999. The increase of $2.1 million principally reflects the costs associated with increased administrative personnel to support the growth in operations.

     Sales and marketing expenses. For the six months ended June 30, 2000, we incurred $34.9 million of sales and marketing expenses compared to $13.6 million for the same period in 1999. The increase of $21.3 million reflects the costs associated with our increased efforts to market and brand our service offerings, and the sales commissions related to the increase in iMAP revenue.

     Product research and development expenses. For the six months ended June 30, 2000, we incurred $1.3 million of product research and development expenses compared to $0.8 million for the same period in 1999. The increase of $0.5 million is due to the fact that we continue to develop our iMAP offerings.

     Non-cash stock compensation expense. For the six months ended June 30, 2000, we incurred $9.9 million in non-cash compensation expenses compared to $3.4 million for the same period in 1999. Of the $6.5 million increase, $5.3 million reflects the period's expense in connection with employee stock options with an exercise price of $0.001 in lieu of cash bonuses. The remaining amount of $1.2 million reflects the Company's contribution of common stock to an employee benefit plan and the amortization of unearned compensation.

     Depreciation and amortization. For the six months ended June 30, 2000, we incurred $20.9 million in depreciation and amortization expenses, compared to $8.8 million for the same period in 1999. Of the $12.1 million increase, $11.1 million represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $1.0 million represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR and IIT.

     Interest income and expense. For the six months ended June 30, 2000, we incurred $9.2 million in interest expense and generated $4.5 million of interest income. For the six months ended June 30, 1999, we incurred $1.5 million of interest expense and generated $1.4 million of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligation investments in our network and infrastructure. See Notes 4 and 5 to our June 30, 2000 consolidated financial statements for a summary of our long-term debt at June 30, 2000.

     We generated interest income in the first half of 2000 from the temporary investment of the proceeds of our February 2000 common stock offering and November 1999 debt offering. During the same prior year period we generated interest income from the temporary investment of the proceeds of our initial public offering.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL

     In connection with our acquisition of IIT, ACR and Conklin we recorded goodwill that is being amortized on a straight line basis over its estimated useful life. At June 30, 2000, the unamortized portion of these intangibles was $25.9 million, which represented 5.6% of total assets and 17.0% of stockholders' equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash and cash equivalents of $153.2 million and available-for-sale securities of $12.0 million.

     For the six months ended June 30, 2000, we used $53.1 million of cash in operating activities, $42.7 million in investing activities and generated $136.7 million through financing activities. Included in financing activities was $120.0 million raised from a public common stock offering in February 2000. We invested these proceeds primarily in short-term cash and cash equivalents. During the six months ended June 30, 2000, we purchased $17.5 million of marketable securities and sold $37.6 million of marketable securities. We used the proceeds of the sale of the marketable securities to fund our operations.

     For the first half of 2000, we purchased $62.7 million of property and equipment, which consisted primarily of computer hardware and software necessary to support the increase in our iMAP clients and expenditures for equipment used by our administrative personnel. These expenditures in the comparable 1999 period were $49.1 million. We have no material commitments for the acquisition of property and equipment at June 30, 2000, but estimate that our capital expenditures for the remainder of 2000 will be approximately $75.0 million.

     We have used debt and capital leases to partially finance our capital investments for the development of our infrastructure and the hardware required to support the increase in our iMAP clients. As of June 30, 2000, we had obtained commitments for secured financing from several sources. At June 30, 2000, the total of our secured financing commitments was $139.5 million, of which $131.4 million had been funded. During July 2000, we have secured an additional $140 million in financing from several new sources including:

- a $50 million revolving line of credit from GE Capital secured by current assets and contract backlog,
- $50 million of lease financing for HP products,
- $20 million in long-term fixed asset financing from Compaq, and
- $20 million in long-term fixed asset financing from Sun.

     All of the long-term fixed asset financing is collateralized by the incremental infrastructure assets deployed to fulfill customer requirements.

     We believe that these resources and our existing cash and short-term investments, will be sufficient to fund our operations, including planned levels of capital expenditure, for at least the next twelve months. The majority of the base infrastructure required to provide our iMAP services has been purchased. As a result, we expect that our capital expenditures for the next several years will now largely be success-based, consisting of software licenses, hardware and the expansion of existing data center facilities required to implement iMAP solutions for our new customers. These new customer contracts are expected to have an average term of three to five years; however, we anticipate that many of our customers will renew their contracts due to the cost and complexity of switching service providers.

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

     Effect on USi. To date, we have not experienced any material difficulties associated with the Year 2000 and we have not incurred any material liability or costs due to the Year 2000 issue. Our total expenses related to Year 2000 compliance through June 30, 2000 were $1.0 million. We do not anticipate that we will incur any material additional costs due to Year 2000 compliance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no changes in our interest rate risk and other market risks since December 31, 1999. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 18, 2000 we held our Annual Meeting of Stockholders at One USi Plaza, Annapolis, MD at 3:00pm. At the meeting, stockholders considered and approved the following proposals by the margins indicated:

     Proposal 1: To elect four directors for the three-years terms expiring at the 2003 annual meeting.

                          DIRECTOR                            VOTES FOR    WITHHELD
                          --------                            ----------   --------
Cathy M. Brienza............................................  38,724,048    29,871
Michael C. Brooks...........................................  38,722,173    31,746
William F. Earthman.........................................  38,722,173    31,746
Joseph R. Zell..............................................  38,724,048    29,871

     Proposal 2: The adoption of the Company's Amended and Restated Stock Option Plan. Votes for 32,682,163, votes against 6,061,756, abstentions 10,000;

     Proposal 3: The adoption of the Company's Employee Stock Purchase Plan. Votes for 36,781,336, votes against 1,963,858, abstentions 8,725;

     Proposal 4: The adoption of the Company's Senior Executive Incentive Bonus Plan. Votes for 37,570,500, votes against 164,252, abstentions 19,167;

     Proposal 5: The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the 2000 fiscal year. Votes for 37,727,852, votes against 16,891, abstentions 9,176.

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

     We filed a Current Report on Form 8-K dated July 26, 2000 under which we filed a press release announcing the naming of Andrew Stern as the new CEO and a press release announcing our second quarter financial results.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, USINTERNETWORKING, INC. HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ANNAPOLIS, MARYLAND ON AUGUST 14, 2000.

                                          USINTERNETWORKING, INC.

                                          By:      /s/ ANDREW A. STERN
                                            ------------------------------------
                                            Andrew A. Stern
                                            Chief Executive Officer

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