Form 10-Q
period 2000-09-30
USINTERNETWORKING INC
filed 2000-11-14
CIK 1076732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                     Class
                         Common Stock, $.001 par value
                        Outstanding at November 7, 2000
                                   97,893,179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                            USINTERNETWORKING, INC.

                                                                         PAGE
                                                                         ----
Part I Financial Information...........................................    3
  Item 1.  Consolidated Financial Statements of USinternetworking, Inc.
           Consolidated Balance Sheets as of September 30, 2000
             (unaudited) and December 31, 1999.........................    3
           Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 (unaudited) and for the
             nine months ended September 30, 2000 and 1999
             (unaudited)...............................................    4
           Consolidated Statements of Stockholders' Equity for the nine
             months ended September 30, 2000 (unaudited)...............    5
           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and 1999 (unaudited).............    6
           Notes to Consolidated Financial Statements..................    7
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   12
  Item 3.  Quantitative and Qualitative Disclosure of Market Risk......   19

Part II Other Information..............................................   19
  Item 1.  Legal Proceedings...........................................   19
  Item 2.  Changes in Securities and Use of Proceeds...................   19
  Item 4.  Submission of Matters to a Vote of Security Holders.........   19
  Item 6.  Exhibits and Reports on Form 8-K............................   19

Signatures.............................................................   20

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            USINTERNETWORKING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  81,071,731   $ 112,302,621
  Available-for-sale securities.............................             --      31,706,991
  Accounts receivable, less allowance of $3,193,790 and
    $543,447 in 2000 and 1999, respectively.................     29,071,528      16,557,356
  Due from officer..........................................      1,900,000       1,900,000
  Prepaid expenses and other current assets.................     19,679,609       6,904,595
                                                              -------------   -------------
Total current assets........................................    131,722,868     169,371,563
Deferred iMAP costs, net of accumulated amortization of
  $11,382,722 and $2,415,848 in 2000 and 1999,
  respectively..............................................     28,822,137       8,899,837
Software licenses, net of accumulated amortization of
  $8,154,561 and $3,728,103 in 2000 and 1999,
  respectively..............................................     21,400,356      10,806,710
Property and equipment, net of accumulated depreciation of
  $40,464,701 and $14,319,115 in 2000 and 1999,
  respectively..............................................    205,122,520     101,166,670
Goodwill, net of accumulated amortization of $13,282,763 and
  $7,566,763 in 2000 and 1999, respectively.................     29,957,716      29,646,621
Deferred financing costs and other assets, net of
  accumulated amortization of $944,753 and $128,029 in 2000
  and 1999, respectively....................................     11,504,421       5,562,771
                                                              -------------   -------------
Total assets................................................  $ 428,530,018   $ 325,454,172
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  23,804,688   $  13,145,394
  Accrued compensation and benefits.........................     16,788,511       8,187,517
  Other accrued expenses....................................      6,432,604       3,385,262
  Deferred revenue..........................................     19,623,730       9,066,452
  Current portion of capital lease obligations..............     22,700,305       5,834,076
  Current portion of long-term debt.........................     23,232,736      12,586,553
                                                              -------------   -------------
Total current liabilities...................................    112,582,574      52,205,254
Short-term obligations expected to be refinanced............      1,468,277       2,116,753
Capital lease obligations, less current portion.............     38,830,253      11,385,029
Long-term debt, less current portion........................     34,402,982      32,286,111
Convertible subordinated notes..............................    125,000,000     125,000,000
                                                              -------------   -------------
Total liabilities...........................................    312,284,086     222,993,147

Stockholders' equity:
  Common stock, $.001 par value, 450,000,000 shares
    authorized, 97,778,753 and 92,065,911 shares issued and
    outstanding in 2000 and 1999, respectively..............         97,778          92,066
  Additional paid-in capital................................    384,264,933     241,861,378
  Note receivable from officer for purchase of common
    stock...................................................     (2,250,000)     (2,250,000)
  Unearned compensation.....................................       (724,208)     (1,782,433)
  Accumulated deficit.......................................   (265,142,571)   (135,771,335)
  Accumulated other comprehensive income....................             --         311,349
                                                              -------------   -------------
  Total stockholders' equity................................    116,245,932     102,461,025
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $ 428,530,018   $ 325,454,172
                                                              =============   =============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ---------------------------   ----------------------------
                                           2000           1999           2000            1999
                                       ------------   ------------   -------------   ------------
                                               (UNAUDITED)                   (UNAUDITED)
Revenue..............................  $ 28,268,486   $  9,776,622   $  72,280,955   $ 20,851,714
                                       ------------   ------------   -------------   ------------
Costs and expenses:
  Direct cost of services............    18,222,017      5,822,941      46,758,044     13,897,698
  Network and infrastructure costs...     7,038,279      4,613,826      19,350,579     11,360,299
  General and administrative.........     6,843,910      4,959,316      19,855,611     15,841,863
  Sales and marketing................    17,740,115     10,960,212      52,676,141     24,552,985
  Product research and development...       944,919      1,197,379       2,285,812      2,005,107
  Non-cash stock compensation
     expense.........................     6,019,444      3,445,248      15,895,184      6,805,486
  Depreciation and amortization......    15,447,117      5,947,714      36,376,816     14,793,756
                                       ------------   ------------   -------------   ------------
Total costs and expenses.............    72,255,801     36,946,636     193,198,187     89,257,194
                                       ------------   ------------   -------------   ------------
Operating loss.......................   (43,987,315)   (27,170,014)   (120,917,232)   (68,405,480)
Other income (expense):
  Interest income....................     2,384,610        725,445       6,882,760      2,146,810
  Interest expense...................    (6,149,086)    (1,322,469)    (15,336,764)    (2,793,399)
                                       ------------   ------------   -------------   ------------
                                         (3,764,476)      (597,024)     (8,454,004)      (646,589)
                                       ------------   ------------   -------------   ------------
Net loss.............................   (47,751,791)   (27,767,038)   (129,371,236)   (69,052,069)
Dividends accrued on Series A and
  Series B Convertible Preferred
  Stock..............................            --             --              --     (2,328,150)
Accretion of common stock subject to
  repurchase to fair value...........            --             --              --    (23,938,069)
Accretion of Series B Convertible
  Redeemable Preferred Stock to fair
  value..............................            --             --              --        (99,252)
                                       ------------   ------------   -------------   ------------
Net loss attributable to common
  stockholders.......................  $(47,751,791)  $(27,767,038)  $(129,371,236)  $(95,417,540)
                                       ============   ============   =============   ============
Basic and diluted loss per common
  share attributable to common
  stockholders.......................  $      (0.49)  $      (0.31)  $       (1.36)  $      (1.65)
                                       ============   ============   =============   ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                    COMMON STOCK         ADDITIONAL
                                               ----------------------     PAID-IN      NOTE RECEIVABLE     UNEARNED
                                                 SHARES     PAR VALUE     CAPITAL       FROM OFFICER     COMPENSATION
                                               ----------   ---------   ------------   ---------------   ------------
Balance at January 1, 2000...................  92,065,911    $92,066    $241,861,378     $(2,250,000)    $(1,782,433)
  Issuance of common stock for cash..........   3,000,000      3,000     125,998,000        --               --
  Offering issuance costs....................          --      --         (6,762,752)       --               --
  Issuance of common stock options in
    connection with employee bonus plan......          --      --          3,220,653        --               --
  Issuance of warrants in connection with
    marketing agreement......................          --      --            980,800        --               --
  Issuance of restricted common stock........       2,346          2          90,162        --               (90,164)
  Common stock issued upon acquisition of
    EnableVision, LLC........................     290,640        291       3,999,709        --               --
  Common stock issued upon exercise of stock
    options..................................   1,212,090      1,213       2,433,127        --               --
  Common stock issued for employee stock
    purchase plan............................     139,280        139       1,220,781        --               --
  Common stock issued upon exercise of
    warrants.................................   1,047,989      1,048       1,598,882        --               --
  Repurchase of common stock.................     (33,956)       (35)     (1,599,895)       --               --
  Contribution of common stock to employee
    benefit plan.............................      53,980         54       1,194,663        --               --
  Stock compensation expense for issuance of
    common stock options at below fair market
    value....................................          --      --         10,029,425        --               --
  Amortization of unearned compensation......          --      --            --             --             1,148,389
  Comprehensive income:
    Net loss for the period January 1 through
      September 30, 2000.....................          --      --            --             --               --
    Other comprehensive
      income -- reclassification adjustment
      for gains included in net loss.........          --      --            --             --               --
    Total comprehensive income (loss)........          --      --            --             --               --
                                               ----------    -------    ------------     -----------     -----------
Balance at September 30, 2000 (unaudited)....  97,778,280    $97,778    $384,264,933     $(2,250,000)    $  (724,208)
                                               ==========    =======    ============     ===========     ===========

                                                                ACCUMULATED
                                                                   OTHER           TOTAL
                                                ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                                  DEFICIT         INCOME          EQUITY
                                               -------------   -------------   -------------
Balance at January 1, 2000...................  $(135,771,335)    $311,349      $ 102,461,025
  Issuance of common stock for cash..........       --             --            126,001,000
  Offering issuance costs....................       --             --             (6,762,752)
  Issuance of common stock options in
    connection with employee bonus plan......       --             --              3,220,653
  Issuance of warrants in connection with
    marketing agreement......................       --             --                980,800
  Issuance of restricted common stock........       --             --               --
  Common stock issued upon acquisition of
    EnableVision, LLC........................       --             --              4,000,000
  Common stock issued upon exercise of stock
    options..................................       --             --              2,434,340
  Common stock issued for employee stock
    purchase plan............................       --             --              1,220,920
  Common stock issued upon exercise of
    warrants.................................       --             --              1,599,930
  Repurchase of common stock.................       --             --             (1,599,930)
  Contribution of common stock to employee
    benefit plan.............................       --             --              1,194,717
  Stock compensation expense for issuance of
    common stock options at below fair market
    value....................................       --             --             10,029,425
  Amortization of unearned compensation......       --             --              1,148,389
  Comprehensive income:
    Net loss for the period January 1 through
      September 30, 2000.....................   (129,371,236)      --           (129,371,236)
    Other comprehensive
      income -- reclassification adjustment
      for gains included in net loss.........       --           (311,349)          (311,349)
                                                                               -------------
    Total comprehensive income (loss)........       --             --           (129,682,585)
                                               -------------     --------      -------------
Balance at September 30, 2000 (unaudited)....  $(265,142,571)    $ --          $ 116,245,932
                                               =============     ========      =============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------   ------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................  $(129,371,236)  $(69,052,069)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     30,660,816     10,710,756
  Amortization..............................................      5,716,000      4,083,000
  Non-cash stock compensation expense.......................     15,593,184      6,805,486
  Non-cash interest expense.................................        198,706        188,921
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (12,514,172)    (6,993,083)
     Prepaid expenses and other current assets..............    (17,762,959)    (2,599,295)
     Deferred iMAP costs....................................    (19,922,300)    (5,370,347)
     Accounts payable.......................................     10,659,294        522,557
     Accrued compensation...................................      9,821,914      2,203,846
     Other accrued expenses.................................      3,047,342             --
     Deferred revenue.......................................     10,557,278      3,046,281
                                                              -------------   ------------
Net cash used in operating activities.......................    (93,316,133)   (56,453,947)

INVESTING ACTIVITIES
Purchases of property and equipment.........................    (92,417,602)   (58,867,670)
Investment in restricted cash...............................             --         75,000
Purchases of available-for-sale securities..................    (17,545,780)   (40,140,309)
Proceeds from sale of available-for-sale securities.........     48,941,422             --
Cash paid upon acquisition of EnableVision, LLC.............     (2,000,000)            --
                                                              -------------   ------------
Net cash used in investing activities.......................    (63,021,960)   (98,932,979)

FINANCING ACTIVITIES
Proceeds from exercise of employee stock options............      2,434,340        628,870
Expenses from issuance of Series B Convertible Preferred
  Stock.....................................................             --        (99,252)
Dividends paid to preferred stockholders....................             --     (3,831,154)
Proceeds from issuance of common stock, net of offering
  costs.....................................................    119,238,248    132,709,373
Proceeds from issuance of long-term debt....................     26,295,539     27,124,538
Payments to former shareholders of acquired business........             --    (11,906,042)
Payments on long-term debt..................................    (13,649,767)    (3,054,650)
Payments on capital lease obligations.......................     (9,211,157)    (1,410,014)
                                                              -------------   ------------
Net cash provided by financing activities...................    125,107,203    140,161,669
                                                              -------------   ------------
Net decrease in cash and cash equivalents...................    (31,230,890)   (15,225,257)
Cash and cash equivalents at beginning of period............    112,302,621     43,802,465
                                                              -------------   ------------
Cash and cash equivalents at end of period..................  $  81,071,731   $ 28,577,208
                                                              =============   ============

                            See accompanying notes.

                            USINTERNETWORKING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC believes existing rules for revenue recognition should be applied to transactions not specifically addressed by existing rules. In October 2000, the SEC staff issued a Frequently Asked Questions document ("FAQ") on SAB 101 to assist with implementation questions. The Company will be required to adopt SAB 101 in the fourth quarter of 2000, and based upon a preliminary review of the SAB and the FAQ, management believes that the adoption of SAB 101 will have an immaterial effect on the Company's reported operating results.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, which the Company will be required to adopt in January 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management believes that the adoption of Statement 133 will have an immaterial effect on the Company's financial statements.

3.  COMPREHENSIVE LOSS

     Total comprehensive loss was $27,396,138 and $68,767,702 for the three and nine months ended September 30, 1999 and $48,531,089 and $129,682,585 for the three and nine months ended September 30, 2000.

4.  CAPITAL LEASE OBLIGATIONS

     The Company has entered into capital lease agreements to acquire certain equipment. Property and equipment includes the following amounts for leases that have been capitalized.

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2000            1999
                                                            -------------   -------------
Computers and software                                      $ 72,178,544     $21,000,599
Accumulated amortization                                     (15,926,456)     (4,367,137)
                                                            ------------     -----------
          Total                                             $ 56,252,088     $16,633,462
                                                            ============     ===========

     Amortization of leased property is included in depreciation and amortization expense.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 2000 (UNAUDITED)

4.  CAPITAL LEASE OBLIGATIONS -- (CONTINUED)
     Future minimum payments under capital lease obligations consist of the following at September 30, 2000:

2000........................................................  $  8,126,418
2001........................................................    28,388,741
2002........................................................    23,229,398
2003........................................................     8,082,516
2004........................................................         2,205
                                                              ------------
          Total minimum lease payments......................    67,829,278
Amounts representing interest...............................    (6,298,720)
                                                              ------------
Present value of capital lease obligations..................    61,530,558
Current portion.............................................   (22,700,305)
                                                              ------------
Capital lease obligations, non-current......................  $ 38,830,253
                                                              ============

5.  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share:

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ---------------------------   ----------------------------
                                           2000           1999           2000            1999
                                       ------------   ------------   -------------   ------------
Numerator:
  Net loss...........................  $(47,751,791)  $(27,767,038)  $(129,371,236)  $(69,052,069)
  Dividends on Series A and Series B
     Convertible Preferred Stock.....            --             --              --     (2,328,150)
  Accretion of common stock subject
     to repurchase to fair value.....            --             --              --    (23,938,069)
  Accretion of Series B Convertible
     Redeemable Preferred Stock to
     fair value......................            --             --              --        (99,252)
                                       ------------   ------------   -------------   ------------
                                       $(47,751,791)  $(27,767,038)  $(129,371,236)  $(95,417,540)
                                       ============   ============   =============   ============
Denominator:
  Weighted-average number of shares
     of common stock outstanding and
     not subject to repurchase during
     the period......................    97,146,353     90,142,979      95,342,494     57,688,153
                                       ------------   ------------   -------------   ------------
Basic and diluted loss per common
  share..............................  $      (0.49)  $      (0.31)  $       (1.36)  $      (1.65)
                                       ============   ============   =============   ============

     Basic loss per share is based upon the average number of shares of common stock outstanding during the periods.

     Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 2000 (UNAUDITED)

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Notes payable to banks due in June and July 2001 and bearing interest at 9% per annum. These notes are payable in
  aggregate monthly installments of principal and interest
  of $8,893 with all unpaid principal and interest due at
  maturity. These notes are secured by mortgages on the real property purchased with the proceeds and with $106,913 in
  letters of credit pledged as additional security..........   $   803,213    $   828,127
Notes payable due July 1, 2001 through May 1, 2003 and
  bearing interest at 11.31% to 15.4% per annum. These notes are payable in aggregate monthly installments of principal and interest of $721,537 and are collateralized by ceratin
  furniture, fixtures, equipment, and software..............    15,266,377     15,148,548
Notes payable due January 2002 through March 2002 and
  bearing interest at 9.96% to 11.91% per annum. The notes
  are payable in quarterly installments of $2,892,191 with
  all unpaid principal and interest due at maturity. These
  notes are collateralized by certain software licenses.....     9,480,621      1,743,754
Note payable due August 1, 2001 and bearing interest at
  15.4% per annum. The note is payable in aggregate monthly
  installments of principal and interest of $158,000 with
  all unpaid principal and interest due at maturity. This
  note is collateralized by certain software licenses.......     2,382,281      3,282,222
Notes payable due on May 1, 2002 and bearing interest at
  12.39% and 13.05% per annum. The notes are payable in
  aggregate monthly installments of principal and interest
  of $445,549 and is collateralized by certain equipment....     8,636,933      9,868,975
Notes payable due on February 2005 and bearing interest at
  7.5% per annum. The note is payable in aggregate monthly
  installments of principal and interest of $79,352 with all unpaid principal and interest due at maturity. The note is secured by a mortgage on the real property purchased with
  the proceeds..............................................     8,314,729      7,012,681
Notes payable due on March 1, 2001 and bearing interest at
  6.6% per annum. These notes are payable in aggregate
  monthly installments of principal and interest ranging
  from $10,908 to $28,237 and are collateralized by the
  general assets of the Company.............................       304,950        562,162
Notes payable due between March 17, 2003 and September 4,
  2004 and bearing interest at rates from 8.25% to 10.25%
  per annum. The notes are payable in aggregate monthly
  installments of principal and interest ranging from $533
  to $1,274 and are secured by automobiles purchased with
  the proceeds..............................................       104,637        117,012
Note payable due on December 29, 2003 bearing interest at
  9.8% per annum. The note is payable in monthly principal
  installments of $98,858 plus interest and is
  collateralized by a $750,000 certificate of deposit and
  certain building improvements.............................     3,859,375      4,750,000

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 2000 (UNAUDITED)

6.  LONG-TERM DEBT (CONTINUED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Note payable due June 1, 2010 and bearing interest at 8.80%
  per annum.
  The note is payable in aggregate monthly installments of
  principal and interest of $55,724 with all unpaid
  principal and interest due at maturity. This note is
  secured by a mortgage on the real property purchased with
  the proceeds..............................................     6,734,499             --
Note payable to former shareholders of Conklin, bearing
  interest at 10% per annum and due with accrued interest on
  October 8, 2001...........................................     2,000,000      2,000,000
                                                               -----------    -----------
Total.......................................................    57,887,615     45,313,481
Less: current portion.......................................    23,232,736     12,586,553
Less: discounts.............................................       251,897        440,817
                                                               -----------    -----------
                                                               $34,402,982    $32,286,111
                                                               ===========    ===========

     Aggregate maturities of long-term debt at September 30, 2000 are as follows:

October 1, 2000 through December 31, 2000...................  $ 6,751,039
2001........................................................   24,092,640
2002........................................................   11,141,102
2003........................................................    2,273,094
2004........................................................      567,424
2005 and thereafter.........................................   13,062,316
                                                              -----------
          Total.............................................  $57,887,615
                                                              ===========

     At September 30, 2000, the fair value of long-term debt approximates its carrying value.

7.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2000            1999
                                                           -------------   ------------
Building and land........................................  $ 37,086,922    $ 19,534,132
Furniture and fixtures...................................     5,602,898       4,120,661
Equipment and automobiles................................    10,838,747       3,353,722
Computers and software...................................   180,475,058      79,430,230
Leasehold improvements...................................    11,583,596       9,047,040
                                                           ------------    ------------
          Total..........................................   245,587,221     115,485,785
Accumulated depreciation.................................   (40,464,701)    (14,319,115)
                                                           ------------    ------------
          Total..........................................  $205,122,520    $101,166,670
                                                           ============    ============

     Substantially all property and equipment is collateralized under financing arrangements.

8.  SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED

     At September 30, 2000, the Company had outstanding current liabilities for the purchase of fixed assets of $2,130,000, for which the Company had outstanding commitments to finance on a long-term basis. The

                            USINTERNETWORKING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 2000 (UNAUDITED)

8.  SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED (CONTINUED)
Company executed the financings in the fourth quarter of 2000, and therefore classified $1,468,277, or the portion of the $2,130,000 financing that is due after September 30, 2001, as short-term obligations expected to be refinanced, a long-term liability. The remaining $661,723, which is due prior to September 30, 2001, is included in accounts payable at September 30, 2000. These obligations bear interest at rates from 9% to 17% per annum, and will mature in varying installments through January 2002.

9.  SEGMENT INFORMATION

     The following tables set forth the Company's operating segments:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             ------------------------   -------------------------
                                                2000          1999         2000          1999
                                             -----------   ----------   -----------   -----------
Revenues:
  Enterprise Wide Solutions................  $10,901,351   $5,251,700   $28,773,520   $10,774,249
  E-Commerce and Web Based Solutions.......   17,367,135    4,524,922    43,507,435    10,077,465
                                             -----------   ----------   -----------   -----------
  Consolidated.............................  $28,268,486   $9,776,622   $72,280,955   $20,851,714
                                             ===========   ==========   ===========   ===========
Segment operating profit:
  Enterprise Wide Solutions................  $ 3,571,803   $3,031,209   $ 8,894,927   $ 5,610,255
  E-Commerce and Web Based Solutions.......    6,474,666      922,472    16,627,984     1,343,761
                                             -----------   ----------   -----------   -----------
  Consolidated.............................  $10,046,469   $3,953,681   $25,522,911   $ 6,954,016
                                             ===========   ==========   ===========   ===========

     A reconciliation of segment operating profit to net loss during the periods presented is as follows:

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                      ---------------------------   -----------------------------
                                          2000           1999           2000            1999
                                      ------------   ------------   -------------   -------------
Segment operating profit for all
  segments..........................  $ 10,046,469   $  3,953,681   $  25,522,911   $   6,954,016
Network and infrastructure costs....    (7,038,279)    (4,613,826)    (19,350,579)    (11,360,299)
General and administrative..........    (6,843,910)    (4,959,316)    (19,855,611)    (15,841,863)
Sales and marketing.................   (17,740,115)   (10,960,212)    (52,676,141)    (24,552,985)
Product research and development....      (944,919)    (1,197,379)     (2,285,812)     (2,005,107)
Non-cash stock compensation
  expense...........................    (6,019,444)    (3,445,248)    (15,895,184)     (6,805,486)
Depreciation and amortization.......   (15,447,117)    (5,947,714)    (36,376,816)    (14,793,756)
Interest income.....................     2,384,610        725,445       6,882,760       2,146,810
Interest expense....................    (6,149,086)    (1,322,469)    (15,336,764)     (2,793,399)
                                      ------------   ------------   -------------   -------------
Net loss............................  $(47,751,791)  $(27,767,038)  $(129,371,236)  $ (69,052,069)
                                      ============   ============   =============   =============

10.  STOCK SPLIT

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

OVERVIEW

     We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art Internet-based network. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP product offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months, due primarily to additional costs related to implementation of our services and the continued expansion and enhancement of our network. As of September 30, 2000, we had an accumulated deficit of approximately $265.1 million. As of September 30, 2000, we had 224 signed contracts with 165 clients accounting for total revenue, assuming payment over the full contract terms, of over $311.7 million. While we have experienced significant growth in revenue under contract in recent periods and currently expect continued, although potentially lower, growth in revenue under contract throughout 2000, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for 2000.

     In September 2000, we purchased the assets of EnableVision, LLC a comprehensive provider of Lawson financial and human resources system implementation services. The purchase price consisted of cash of $2.0 million and 290,642 shares of restricted stock valued at $4.0 million on the purchase date.

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

     We completed our initial public offering of common stock in April 1999 and raised net proceeds of $132.8 million. In November 1999 we completed a private offering of convertible subordinated notes and raised net proceeds of $119.9 million. In February 2000, we completed a public offering of our common stock for net proceeds of approximately $119.2 million.

     Revenue. We generate revenue from iMAP services and information technology services. Revenues from professional IT services are recognized as services are provided. iMAP revenues consist of implementation fees and monthly recurring fees for services. Implementation fees are generally paid in advance and are deferred and recognized ratably over the term of the iMAP service contract. Monthly iMAP service fees are consideration for access to our network of Enterprise Data Centers or EDCs, hosting application software, and the implementation and management of that software. iMAP contracts generally have a three-to-five year term and revenues are recognized ratably over the contract term. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue. Some contracts permit termination without cause by the clients. Contracts permitting termination without cause generally provide for termination payments to us that will be recognized as revenue when collectibility is assured.

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

HISTORICAL RESULTS OF OPERATIONS

Revenue

                                 THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                    ENDED                ENDED                ENDED                ENDED
      ($ IN MILLIONS)         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
      ---------------         ------------------   ------------------   ------------------   ------------------
iMAP........................        $24.8                $ 6.7                $60.4                $11.3
Professional IT services....          3.5                  3.1                 11.9                  9.6
                                    -----                -----                -----                -----
          Total revenue.....        $28.3                $ 9.8                $72.3                $20.9
                                    =====                =====                =====                =====

Enterprise Wide Solutions...        $10.9                $ 5.3                $28.8                $10.8
E-Commerce and Web Based
  Solutions.................         17.4                  4.5                 43.5                 10.1
                                    -----                -----                -----                -----
          Total revenue.....        $28.3                $ 9.8                $72.3                $20.9
                                    =====                =====                =====                =====

Direct cost of services

                                 THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                    ENDED                ENDED                ENDED                ENDED
      ($ IN MILLIONS)         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
      ---------------         ------------------   ------------------   ------------------   ------------------
iMAP........................        $16.0                $ 3.7                $39.0                $ 7.6
Professional IT services....          2.3                  2.1                  7.7                  6.3
Network and
  infrastructure............          7.0                  4.6                 19.4                 11.4
                                    -----                -----                -----                -----
     Total direct cost of
       services and network
       and infrastructure
       costs................        $25.3                $10.4                $66.1                $25.3
                                    =====                =====                =====                =====

Enterprise Wide Solutions...        $ 7.4                $ 2.2                $19.9                $ 5.2
E-Commerce and Web Based
  Solutions.................         10.9                  3.6                 26.8                  8.7
Network and
  infrastructure............          7.0                  4.6                 19.4                 11.4
                                    -----                -----                -----                -----
     Total direct cost of
       services and network
       and infrastructure
       costs................        $25.3                $10.4                $66.1                $25.3
                                    =====                =====                =====                =====

     Comparison of the three-month period ended September 30, 2000 to the three-month period ended September 30, 1999

     Revenue. For the three months ended September 30, 2000, we generated $28.3 million of revenue as compared to $9.8 million for the same prior year period.

     The increase of $18.1 million in iMAP revenue is attributable to the increase in client iMAP contracts. At September 30, 2000, we had 224 iMAP contracts versus 81 in the same period in 1999. Professional IT services revenue increased $0.4 million, mainly due to the increased revenue from Conklin & Conklin, Inc., acquired in October 1999.

     The increase of $5.6 million in Enterprise Wide Solutions revenue is mainly attributable to additional client iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $12.9 million in Web Based Solutions is mainly attributable to additional client iMAP contracts for our E-Business and E-Commerce products.

     During the three months ended September 30, 2000 we did not recognize $1.7 million of revenue related to several early stage e-commerce clients that are delinquent in making payments under iMAP contracts and are facing financial difficulties. Early stage venture funded companies represent 13% of our $101.3 million backlog at September 30, 2000.

     Gross margins, direct costs of services, network and infrastructure costs. For the three months ended September 30, 2000, we incurred $25.3 million for direct costs of services and network and infrastructure costs as compared to $10.4 million for the same prior year period.

     For the three months ended September 30, 2000, we incurred $16.0 million and $2.3 million of direct costs related to the delivery of our iMAP and professional IT services, respectively. Our iMAP direct costs include an impairment charge of $0.9 million resulting from the write-off of deferred iMAP costs relating to early stage e-commerce clients. Revenues from these clients were not accrued in the quarter due to non-payment and liquidity concerns. For the same period in 1999, we incurred $3.7 million of direct costs related to iMAP services and $2.1 million of direct costs related to professional IT services. The increase in iMAP services costs is directly attributable to our increase in iMAP client contracts and the impairment charge.

     In addition, we incurred $7.0 million of costs related to the maintenance of our network and infrastructure for the three months ended September 30, 2000 and $4.6 million in related costs during the same period in 1999. The increase of $2.4 million is attributable to costs required to support our increase in iMAP client contracts.

     For the three months ended September 30, 2000, we incurred $7.4 million and $10.9 million of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the same period in 1999, we incurred $2.2 million of direct costs related to Enterprise Wide Solutions and $3.6 million of direct costs related to E-Commerce and Web Based Solutions. Both increases are directly attributable to our increase in iMAP client contracts.

     Gross margins, including iMAP network and infrastructure costs, for the three months ended September 30, 2000 were 7.3% and 34.3% for iMAP and professional IT services, respectively. These margins for the comparable 1999 period were (23.9)% and 32.3%, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase.

     Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions were 32.0% and 58.5% for the three months ended September 30, 2000 and 1999, respectively. The decrease in operating profit margin from the prior period is due to a high-margin contract becoming a smaller percentage of revenue and margins for the three months ended September 30, 2000 as compared to the same period in 1999. Segment operating profit margin on E-Commerce and Web Based Solutions improved to 37.4% for the three months ended September 30, 2000 as compared to 20.0% for the same period in 1999. This improvement reflects the utilization of the investment made in 1999 to support the increase in iMAP contracts. Our margins for the three-month period ended September 30, 2000 for these operating segments are more indicative of expected performance than in the same prior year period.

     General and administrative expenses. For the three months ended September 30, 2000, we incurred $6.8 million of general and administrative expenses compared to $5.0 million for the same period in 1999. The increase of $1.8 million principally reflects the costs associated with increased administrative personnel to support the growth in operations.

     Sales and marketing expenses. For the three months ended September 30, 2000, we incurred $17.7 million of sales and marketing expenses compared to $11.0 million for the same period in 1999. The increase of $6.7 million reflects the costs associated with our increased efforts to market and brand our service offerings, and the sales commissions related to the increase in iMAP revenue.

     Product research and development expenses. For the three months ended September 30, 2000, we incurred $0.9 million of product research and development expenses compared to $1.2 million for the same period in 1999. The decrease of $0.3 million is due to the fact that we incurred additional product development costs related to our Lawson and Microsoft Exchange product offerings during the third quarter of 1999.

     Non-cash stock compensation expense. For the three months ended September 30, 2000, we incurred $6.0 million in non-cash compensation expenses compared to $3.4 million for the same period in 1999. The $2.6 million increase reflects the period's expense in connection with employee stock options with an exercise price of $0.001 in lieu of cash bonuses. We expect to incur $22 million in non-cash stock compensation expense through 2002 related to 1999 stock option grants issued at below fair market value and 2000 stock option grants issued in lieu of cash bonuses. We also expect to incur up to $14 million in non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock.

     Depreciation and amortization. For the three months ended September 30, 2000, we incurred $15.4 million in depreciation and amortization expenses, compared to $5.9 million for the same period in 1999. Of the $9.5 million increase, $8.9 million represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $0.6 million represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT, and EnableVision.

     Interest income and expense. For the three months ended September 30, 2000, we incurred $6.1 million in interest expense and generated $2.4 million of interest income. For the three months ended September 30, 1999, we generated $0.7 million of interest income and incurred $1.3 million of interest expense. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our network and infrastructure. See Notes 6 and 8 to our September 30, 2000 consolidated financial statements for a summary of our long-term debt at September 30, 2000.

     We generated interest income in the third quarter of 2000 from the temporary investment of the proceeds of our February 2000 common stock offering and November 1999 convertible subordinated notes offering. During the same prior year period we generated interest income from the temporary investment of the proceeds of our initial public offering.

  Comparison of the nine-month period ended September 30, 2000 to the nine-month period ended September 30, 1999

     Revenue. For the nine months ended September 30, 2000, we generated $72.3 million of revenue as compared to $20.9 million for the same prior year period.

     The increase of $49.1 million in iMAP revenue is attributable to the increase in client iMAP contracts. At September 30, 2000, we had 224 iMAP contracts versus 81 in the same period in 1999. Professional IT services revenue increased $2.3 million, mainly due to the increased revenue from Conklin & Conklin, Inc., acquired in October 1999.

     The increase of $18.0 million in Enterprise Wide Solutions revenue is mainly attributable to additional client iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $33.4 million in Web Based Solutions is mainly attributable to additional client iMAP contracts for our E-Business and E-Commerce products.

     Gross margins, direct costs of services, network and infrastructure costs. For the nine months ended September 30, 2000, we incurred $66.1 million for direct costs of services and network and infrastructure costs as compared to $25.3 million for the same prior year period.

     For the nine months ended September 30, 2000, we incurred $39.0 million and $7.7 million of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 1999, we incurred $7.6 million of direct costs related to iMAP services and $6.3 million of direct costs related to professional IT services. The increase in iMAP services costs can be directly attributable to our increase in iMAP client contracts.

     In addition, we incurred $19.4 million of costs related to the maintenance of our network and infrastructure costs for the nine months ended September 30, 2000 and $11.4 million in related costs during the same period in 1999. The increase of $8.0 million is attributable to costs required to support our increase in iMAP client contracts.

     For the nine months ended September 30, 2000, we incurred $19.9 million and $26.8 million of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the same period in 1999, we incurred $5.2 million related to Enterprise Wide Solutions and $8.7 million of direct costs related to E-Commerce and Web Based Solutions. Both increases are directly attributable to our increase in iMAP client contracts.

     Gross margins, including iMAP network and infrastructure costs, for the nine months ended September 30, 2000 were 35.4% and 32.7% for iMAP and professional IT services, respectively. These margins for the comparable 1999 period were (68.1)% and 34.4%, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase.

     Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions were 31.0% and 51.9% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in operating profit margin from the prior period is due to a high-margin contract becoming a smaller percentage of revenue and margins for the nine months ended September 30, 2000 as compared to the same period in 1999. Segment operating profit margins for E-Commerce and Web Based Solutions improved to 38.4% for the nine months ended September 30, 2000 as compared to 13.9% for the same period in 1999. This improvement reflects the utilization of the investment made in 1999 to support the increase in iMAP contracts. Our margins for the nine-month period ended September 30, 2000 for these operating segments are more indicative of expected performance than in the same prior year period.

     General and administrative expenses. For the nine months ended September 30, 2000, we incurred $19.9 million of general and administrative expenses compared to $15.8 million for the same period in 1999. The increase of $4.1 million principally reflects the costs associated with increased administrative personnel to support the growth in operations.

     Sales and marketing expenses. For the nine months ended September 30, 2000, we incurred $52.7 million of sales and marketing expenses compared to $24.6 million for the same period in 1999. The increase of $28.1 million reflects the costs associated with our increased efforts to market and brand our service offerings, and the sales commissions related to the increase in iMAP revenue.

     Product research and development expenses. For the nine months ended September 30, 2000, we incurred $2.3 million of product research and development expenses compared to $2.0 million for the same period in 1999. The increase of $0.3 million is due to the fact that we continue to develop our iMAP offerings.

     Non-cash stock compensation expense. For the nine months ended September 30, 2000, we incurred $15.9 million in non-cash compensation expenses compared to $6.8 million for the same period in 1999. Of the $9.1 million increase, $5.7 million reflects the period's expense in connection with employee stock options with an exercise price of $0.001 in lieu of cash bonuses. The remaining amount of $3.4 million reflects the Company's contribution of common stock to an employee benefit plan and the amortization of unearned compensation. We expect to incur $22 million in non-cash stock compensation expense through 2002 related to 1999 stock option grants issued at below fair market value and 2000 stock option grants issued in lieu of cash bonuses. We also expect to incur up to $14 million in non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock.

     Depreciation and amortization. For the nine months ended September 30, 2000, we incurred $36.4 million in depreciation and amortization expenses, compared to $14.8 million for the same period in 1999. Of the $21.6 million increase, $20.0 million represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $1.6 million represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT and EnableVision.

     Interest income and expense. For the nine months ended September 30, 2000, we incurred $15.3 million in interest expense and generated $6.9 million of interest income. For the nine months ended September 30, 1999, we incurred $2.8 million of interest expense and generated $2.1 million of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our network and infrastructure. See Notes 6 and 8 to our September 30, 2000 consolidated financial statements for a summary of our long-term debt at September 30, 2000.

     We generated interest income in the first three quarters of 2000 from the temporary investment of the proceeds of our February 2000 common stock offering and November 1999 debt offering. During the same prior year period we generated interest income from the temporary investment of the proceeds of our initial public offering.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL

     In connection with our acquisition of IIT, ACR, Conklin, and EnableVision LLC we recorded goodwill that is being amortized on a straight line basis over its estimated useful life. At September 30, 2000, the unamortized portion of these intangibles was $30.0 million, which represented 7.0% of total assets and 25.8% of stockholders' equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had cash and cash equivalents of $81.1 million. For the nine months ended September 30, 2000, we used $93.3 million of cash in operating activities, $63.0 million in investing activities and generated $125.1 million through financing activities. Included in financing activities was $119.2 million raised from a public common stock offering in February 2000. We invested these proceeds primarily in cash and short-term cash equivalents. During the nine months ended September 30, 2000, we purchased $17.5 million of marketable securities and sold $48.9 million of marketable securities. We used the proceeds of the sale of the marketable securities to fund our operations.

     For the first three quarters of 2000, we purchased $92.4 million of property and equipment, which consisted primarily of computer hardware and software necessary to support the increase in our iMAP clients and expenditures for equipment used by our administrative personnel. These expenditures in the comparable 1999 period were $58.9 million. We have no material commitments for the acquisition of property and equipment at September 30, 2000, but estimate that our capital expenditures for the remainder of 2000 will be approximately $35 million.

     We have used debt and capital leases to partially finance our capital investments for the development of our infrastructure and the hardware required to support the increase in our iMAP clients. As of November 14, 2000, we have the following financing commitments available:

- $50 million of lease financing for HP products, of which $10 million has been funded and $20 million is currently available. The remaining $20 million commitment will be made available in $10 million increments after the conclusion of the next two quarters ending December 31, 2000 and March 31, 2001 contingent upon the Company achieving certain operating metrics. All commitments expire June 30, 2001.
- $20 million in long-term fixed asset financing from Compaq, of which $4.7 million has been funded and $15.3 million remains available. This commitment expires June 30, 2001.
- $20 million in long-term fixed asset financing from Sun, of which $1.5 million has been funded and $8.5 million is currently available through December 31, 2000. The remaining $10 million will become available from January 1, 2001 through June 30, 2001, at which time the commitment expires.

     All of the long-term fixed asset financing is collateralized by the incremental infrastructure assets deployed to fulfill customer requirements.

     On November 13, 2000 we received a new commitment from GE capital with respect to a $50 million revolving line of credit. This commitment reestablishes the previously announced commitment from GE Capital, which expired on September 30, 2000. We anticipate closing on this commitment no later than December 31, 2000 upon completion of the negotiations of the inter-creditor agreements and other third party documentation.

     In addition to the above debt financing commitments, as of November 14, 2000 we have obtained equity commitments totaling $270 million, including $130 million of current equity and a $140 million standby equity line. The current equity investment is composed of the following:

- $50 million investment in our common stock from Microsoft Corp.,
- $10 million investment in our common stock from Aether Systems,
- $55 million investment in our common stock by our early investors including our Chairman of the Board, Christopher R. McCleary, and our Chief Executive Officer, Andrew A. Stern,
- $5 million investment in our common stock from a wholly owned subsidiary of GE Capital, and
- $10 million investment in our common stock from Acqua Wellington.

     We expect to close on the Acqua Wellington commitment and 25% of the other financings no later than November 21, 2000. The closing of the remaining 75% is subject to the receipt of regulatory approval under the Hart-Scott-Rodino antitrust review process.

     On October 13, 2000 we filed a shelf registration statement with the SEC on Form S-3, registering to sell up to $150 million of common stock. We plan to use the proceeds from any securities sold under this registration statement for working capital, capital purchases, and to fund expenses and operating losses. We have entered into an agreement with Acqua Wellington North American Equities Fund Ltd. for the sale of up to $140 million of this common stock. The sale of up to $140 million of common stock is available to be drawn over the next 28 months. The Company may sell these shares at its sole discretion, depending on its needs. The shares will be sold at a slight discount based on the market price of our common stock at the time of the draw. As noted above, we have agreed to sell $10 million of common stock to Acqua Wellington pursuant to a purchase agreement entered into in connection with the financing arrangement, which we expect to close on November 15, 2000.

     We believe that these resources and our existing cash and short-term investments will be sufficient to fund our operations, including planned levels of capital expenditure, for the foreseeable future assuming the successful implementation of our current business model. The majority of the base infrastructure required to provide our iMAP services has been purchased. As a result, we expect that our capital expenditures for the next several years will now largely be success-based, consisting of software licenses, hardware and the expansion of existing data center facilities required to implement iMAP solutions for our new customers. These new customer contracts are expected to have an average term of three to five years; however, we anticipate that many of our customers will renew their contracts due to the cost and complexity of switching service providers.

     If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, if these financings do not close as anticipated, or if we make acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms or at all. If we cannot obtain such financing on terms acceptable to us, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations. We are presently pursuing a variety of sources of other debt and capital financing, but no additional commitments have been obtained to date.

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

     Effect on USi. To date, we have not experienced any material difficulties associated with the Year 2000 and we have not incurred any material liability or costs due to the Year 2000 issue. Our total expenses related to Year 2000 compliance through September 30, 2000 were $1.0 million. We do not anticipate that we will incur any material additional costs due to Year 2000 compliance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. Market risk is the risk of loss to future earnings, to fair value or to future cash flows that may result from the changes in the price of financial instruments. Changes in the quoted market price of our common stock affects the fair value of our convertible subordinated notes. At September 30, 2000, we had $125,000,000 of convertible subordinated notes outstanding, and bearing interest at 7% that mature November 1, 2004. The estimated fair value of these notes was $48.1 million at September 30, 2000, which represents an 86.3% decrease in the estimated fair value from December 31, 1999. We continue to manage our exposure to this risk through our regular operating and financing activities. There have been no other changes in our interest rate risk and other market risks. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

        10.31 Employment Agreement between the Company and Andrew A. Stern dated July 21, 2000

        27.1 Financial Data Schedule

     (b) Reports on Form 8-K.

     We filed a Current Report on Form 8-K dated October 26, 2000 under which we filed a press release announcing our third quarter financial results.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, USINTERNETWORKING, INC. HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ANNAPOLIS, MARYLAND ON NOVEMBER 14, 2000.

                                          USINTERNETWORKING, INC.

                                          By:      /s/ ANDREW A. STERN
                                            ------------------------------------
                                            Andrew A. Stern
                                            Chief Executive Officer

                                          By:     /s/ MARK J. MCENEANEY
                                            ------------------------------------
                                            Mark J. McEneaney
                                            Senior Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.31    Employment Agreement between the Company and Andrew A. Stern dated July 21, 2000.

  27.1     Financial Data Schedule (EDGAR version only)