Form 10-K
period 2000-12-31
USINTERNETWORKING INC
filed 2001-04-02
CIK 1076732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $207.3 million as of March 23, 2001.

      The registrant had 143,958,315 shares of Common Stock outstanding as of March 23, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 9, 2001 is incorporated by reference in Part III of this Report.

PART I

      From time to time, USinternetworking, Inc.TM (USiTM) may report, through its press releases and/or Securities and Exchange filings, certain matters that would be characterized as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. This report contains statements that constitute forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of USi, its directors or officers, primarily with respect to the future operating performance of the Company. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. The information contained in this report identifies certain important factors that could cause such differences, beginning on page 26 below and elsewhere in this report.

Item 1.  Business

Overview

      USi was established in 1998 as a full service, enterprise Application Service Provider (ASP) delivering the functionality of complex enterprise software as a service. “Full Service” means we take total responsibility for delivering the latest enterprise, e-business, and managed web hosting solutions over our proprietary Global Service PlatformSM (GSPSM). Our GSP environment is designed specifically to provide superior performance for ASP solutions. Our GSP environment is located in secure, fully redundant data centers that we control and operate and from which our technicians and engineers provide 24 by 7 monitoring and support. Our ASP services are primarily delivered as Internet Managed Applications ProviderSM (iMAPSM) offerings, which seamlessly integrate the hardware and software, networking and security, and 24 by 7 Client Care we provide to our clients. We also back our iMAP offerings with some of the highest service level guarantees in the industry. Our full service, comprehensive approach enables our clients’ organizations to gain the competitive advantage of advanced applications and web-based technologies, without having to divert time and resources from their core businesses.

      Our services are primarily delivered through two business units:

•	the Enterprise Application Business Unit (EABU), and
•	the E-Business Services Unit (EBSU).

The EABU focuses on providing solutions for financial and human resource management, customer relationship management, messaging and procurement business process needs. The EBSU solutions include e-business B2B and B2C solutions, Enterprise Portal solutions, and AppHostSM solutions for clients who want to run their own applications in USi’s robust environment.

The ASP Market

      The Gartner Group forecasts that by the end of 2004, the world wide ASP market will be worth just over $25 billion. We believe that the trends that have fueled the growth to date will continue to be prevalent factors in the ASP market’s future growth:

•	Scarcity of skilled IT Professionals
•	Increasing opportunities for businesses to gain advantage by shifting business processes onto the Internet
•	Increasing complexity and availability of web-enabled software business applications
•	Increasing need of businesses to reduce costs and focus resources on their own core competencies rather than on their software applications

      We primarily target large enterprise clients (1,000 employees and above), which, according to industry estimates, make up the fastest growing market for ASP services. We believe that our full service value proposition, our three years of industry experience, and our enterprise client base, provide us with a competitive advantage and have made us an ASP market leader.

The USi Value Proposition

      By delivering complex, enterprise scale software functionality as a service, we enable clients to focus their scarce IT and management resources on their own core business, while simultaneously improving the speed of deployment, the quality of on-going operations and reducing the total cost of ownership of the clients’ software applications. We have leveraged our experiences, gained from implementing complex applications in the GSP environment, to continually refine our solutions. As a result, we believe we can provide our solutions more rapidly, more reliably, and more economically than other solution providers or the clients themselves.

The USi Strategy

      Our ability to consistently deliver our value proposition to enterprise clients stems from the experience and expertise we have developed in the areas of application knowledge and integration, and infrastructure design and operations. Most of our competitors have strength in one or the other of these areas, but not both. Our iMAP services are designed around an integrated approach to application deployment and ongoing operations and support. As a result, we can often demonstrate a higher level of reliability and security than our competitors.

      Moreover, the experience we have gained providing integrated solutions to 168 clients has taught us valuable lessons that we have incorporated into our designs, our implementation approaches, and our operating processes. These improvements have enabled us to reduce implementation times, enhance reliability, and reduce our own costs. We believe that by continually reinvesting our experience to improve subsequent implementations, we can continue to add more value as our client base grows, and we can do so at increasingly lower costs.

      We are able to provide a range of solutions to our clients. We actively seek to increase our sales to our growing enterprise client base by cross-selling our products and services. We have also begun to focus our product development and marketing efforts on specific vertical markets such as Financial Services and the Federal Government. Increasing our vertical focus enhances the relevance and value of our prior experience to our new clients and prospects within those vertical markets.

      Our specialized and proprietary GSP environment provides our clients with a reliable solution hosted in total security, enabling us to take complete responsibility for the clients’ software application needs. The GSP environment was designed and engineered to ensure network and application uptime, quickly and accurately scale to meet our clients’ evolving needs, protect our clients’ data, and allow our staff to proactively monitor our clients’ services.

      The GSP environment includes:

•	USiOASISSM — service provisioning, and management platform

•	USiViewSM — service monitoring platform

•	USiSANSM— shared data management platform

•	USiLinkSM — private IP networking service

•	USiPriorityPeeringSM — public IP networking service

•	USiTotalSecurityArchitectureSM — integrated security management service

•	USiIntegrateSM — flexible and reliable EAI service

      We have built and institutionalized our own integrated service delivery methodology called the iMAP Process. Our team organization, roles, responsibilities, workflows, quality assurance, and other matrices are defined by the iMAP Process. We also train and provide continuous learning enhancement of the iMAP Process through USiUniversity, our own distance learning environment.

      We believe that leveraging the economies of scale and skill allowed by our growing client base will enable us to achieve profitability. We believe the experiences gained through servicing our enterprise client base and designing, engineering and operating our GSP environment will enable USi to maintain a market leadership position.

USi Services

      We offer a full range of complementary value-added services designed to satisfy the rapidly evolving requirements in the ASP market. Our iMAP offerings encompass e-business services and enterprise application services, and typically include application consulting and integration as well as managed hosting and ongoing support. We also offer stand-alone consulting services. Our iMAP contracts usually provide for a modest up-front payment and are generally not less than three years in length. Our iMAP contracts provide for payment reductions in the event that agreed upon service levels, as measured and quantified by system performance benchmarks, are not met.

     iMAP Offerings

      Our iMAP offerings integrate two basic components:

•	Application consulting, systems integration, and integrated client services. Our application consultants are experts in major business process areas including e-business, customer relationship management, human resource and financial management, procurement, and messaging and collaboration. iMAP consulting and systems integration teams define, develop and offer a service that is fully integrated within the environment in which it is operating. Our application experts design client access to a combination of our network services, application software and related hardware necessary to provide our service and meet a specific client’s needs, guaranteed by industry leading service level agreements.

•	USi-managed hosting platforms via our GSP environment. USi-managed client application hosting platforms are housed in one of two primary data centers on dedicated USi-managed servers and available via our reliable, high-performance and secure global Internet network. Our network architecture is designed to ensure responsiveness and maintain the security of the applications we manage.

      Once implemented, iMAP offerings are efficiently managed by our client care experts who provide support twenty-four hours a day, seven days a week, based on special training of the specific functional and technical aspects of each client implementation. The application consulting teams that implement each client system are in place to support the application over the life of the relationship.

     E-Business Services

      The e-business services includes e-business, B2B and B2C solutions, enterprise portal solutions, and AppHost solutions for clients’ custom application requirements. e-business solutions are based on both Microsoft Commerce Server 2000/BizTalk platforms and on BroadVision based platforms. Portal Solutions are based primarily on Plumtree, along with CS2K toolset and Broadvision InfoExchange. Apphost Solutions provide application hosting managed support, including platforms based on BEA WebLogic Server, Oracle RDBMS, Microsoft SQL Server, Windows 2000, Windows NT and UNIX.

      The e-business services area constituted over 50% of our iMAP business as of December 31, 2000. The majority of our business in the year 2000 was centered around e-business and B2C opportunities, primarily utilizing the BroadVision set of applications. However, looking forward into 2001, we expect a shift of business toward B2B and enterprise Portal opportunities, and an emphasis on Microsoft based solutions. The AppHost business represented the balance of the business in this area, and we expect continuing demand for our managed hosting business in 2001.

     Enterprise Applications Services

      The Enterprise Applications Services are focused on providing solutions for financial management, human resource management, customer relationship management, and messaging and procurement business process needs. Application expertise in the PeopleSoft and Lawson applications provides the basis for the iMAP offerings for financial management and human resource management services. Our relationship with Siebel is the basis for our set of services related to ebusiness customer relationship management. In messaging, we are the industry’s largest provider of hosted solutions providing Microsoft Exchange, and have implemented and supported large enterprise clients with over 10,000 end users. Finally, we have implemented procurement solutions based on Ariba to large enterprise clients.

      The Enterprise Applications Services represented just under 50% of our iMAP business as of December 31, 2000. With the increasing demand for these front office application products, we expect to see a greater emphasis on Enterprise based opportunities in 2001.

     Consulting Services

      Our application and technology experts are also utilized to supplement our iMAP offerings by providing consulting services to both iMAP and non-iMAP clients. We leverage the expertise gained by over 200 client implementations to provide application implementation and support services, networking consulting, database administration consulting, business process support and supplemental staffing services to clients. In 2000, consulting services accounted for approximately 15% of our revenue.

USi’s Global Network

      We designed our global network specifically to provide superior performance to USi’s iMAP offerings. By maintaining architectural and operational control over the entire network up to the point at which the client’s traffic leaves its ISP backbone, WAN provider or corporate LAN, our network is designed to:

•	provide uptime of 99.5% or better to the entire network solution

•	provide fast and predictable response time and access to customer content globally; and

•	provide reliable and customized platform security.

      Our network is designed around Cisco networking hardware, which minimizes multi-vendor integration and reduces the risks of hardware incompatibility and implementation delay. Cisco has designated our network as a Cisco Powered Network, indicating that Cisco has reviewed and approved the network design. Our network architecture relies on redundant network hardware, facilities infrastructure such as power supplies and telecommunications circuits. This infrastructure design supports geographical data replication to ensure that high available client requirements can be achieved seamlessly.

      Our 24 by 7 Global Enterprise Management CenterTM (GEMCTM) staff manages and monitors the entire GSP environment, including the network systems environment, telecommunications hardware and data content servers in all of our data centers. The GEMC engineers use USiView, our global enterprise management system, which we have developed over the past 3 years, to meet the specific needs of application hosting. USiView consists of an integrated suite of scalable software tools that allow the USi staff to proactively monitor systems-level events, processes and thresholds.

      In order to facilitate the rapid user session response, we have designed our PriorityPeering network to avoid congestion areas on the Internet and have specifically designed our primary GEMC to support our integrated network. We seek to avoid the known Internet congestion points at the metro area exchanges (MAEs) and at the network access points (NAPs). In order to bypass the MAEs and NAPs, our network in North America connects directly with eight major Internet Service Providers’ backbones, which carry about 85% of all the traffic on the Internet today. Client data is routed directly over an ISP’s network to our network, bypassing congested public exchange points.

      Security is paramount to our GSP environment. We employ a 24 by 7 security team to ensure that our clients’ data are protected. Each client solution is secured by multiple levels of security. Every one of our customers has dedicated, redundant firewalls. Every WAN connection is physically diverse and separated from all other connections and network services. In addition, access to our data centers is restricted to authorized personnel by card and/ or hand scan readers, which also monitor and record entrances and departures. We believe that these measures ensure complete separation and security between the public and private networks.

Strategic Software Vendor Relationships

      In developing our iMAP offerings, we have formed relationships with some of the best of breed software application providers including Ariba, BroadVision, Lawson, Microsoft, Oracle, PeopleSoft, Plumtree and Siebel. Each of our software agreements is unique, but most allow us to deploy packaged application software as a service to a client without transferring title to the licensed software. The agreements also generally include co-marketing, specialized product training and preferred pricing on the licenses to the software.

      We are certified as a Microsoft Gold Certified Partner for Hosting and Application Services. As a Microsoft Gold Certified Partner for Hosting and Application Services, USi receives exclusive benefits from Microsoft Corp., including usage of the Gold Certified Partner logo, priority lead referrals, early access to product information and inclusion in various business development and marketing activities reserved for Gold Certified Partners.

      We are the first ASP to provide a hosted corporate portal as part of the Plumtree Hosted Solutions Program. Through our agreement with Plumtree, our clients can take advantage of a new model for deploying the Plumtree Corporate Portal platform. Our agreement with Plumtree includes joint “go to market” strategy targeting mid to large enterprises, product development and testing, implementation and customer support, sales force training, and lead referral programs.

Sales and Marketing

      We offer our services via a direct sales organization which is managed geographically throughout the U.S. The sales management teams manage the sales representatives, who own the relationship with the client opportunity, as well as the sales engineers, who own the specific application and hosting technical knowledge specific to the services being offered. In addition, our business development team cultivates sales opportunities through relationships with our hardware and software systems integrator channel partners. Our sales relationship with the client is relationship-centric, meaning that our clients become long term opportunities for selling service upgrades and cross-selling our services.

Clients

      We target primarily North American-based enterprises and divisions of larger multinational organizations. We believe that these organizations will gain the most competitive advantage from our iMAP offerings and that they provide the greatest opportunity for the outsourcing of information technology operations. Currently, business software application vendors are providing software predominantly to larger organizations. International Data Corporation projects that large enterprise businesses (1,000 employees or more) to be the fastest growing ASP market segment.

      We currently have clients for both our iMAP offerings and traditional information technology services. Revenues from our iMAP offerings comprised 85% of total revenue for the year ended December 31, 2000. As of December 31, 2000 we had 233 signed contracts with 168 clients for our iMAP offerings, representing over $354 million in expected contract revenue (assuming payments over the full contract terms) and approximately

$104 million of 12 month backlog, which we define as revenue under contract expected to be recognized in the next 12 months. As of March 3, 2001, selected clients of ours included:

AARP Services, Inc. AllBooks4Less.com Amadeus Global Travel Distribution S.A. American Cancer Society Blue Cross Blue Shield of Michigan Cystic Fibrosis Foundation	General Growth Properties GMAC Home Services Hershey Foods HPdirect, Inc. Legg Mason Liberty Financial Companies Providian Bancorp Services Rand McNally & Company	Rohm & Haas Company Senco Products, Inc. Sony Electronics Inc.’s eMarker Business Sunburst Hospitality XL Capital

      We were the first ASP on the federal government’s GSA schedule. We have entered into contracts with a number of government agencies, such as the Federal Railroad Administration, which can be terminated for convenience by the government. The loss of these contracts would not have a material adverse effect on our business.

      For the year ended December 31, 2000, sales to SiebelNet accounted for approximately 10.2% of our revenues.

Competition

      The market for Internet-related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. In the market for Internet-enabled application software and network solutions, we compete on the basis of performance, price, software functionality and overall network design & infrastructure. While our competition comes from many industry segments, we believe that no single segment provides the integrated, single-source solution that we provide.

      Our current and potential competitors include:

•	In-house corporate IT staff

•	Other ASP’s

•	Web-hosting and managed hosting service providers

•	Local, regional, and national commercial Internet Service Providers and telecommunications companies

•	Local, regional and national commercial systems integrators

•	Hardware and enterprise software application vendors

        Our competitors may operate in one or more of these areas and include such companies as Accenture, AT&T, Corio, Digex, EDS, IBM, Oracle, Qwest Communications, SAP and Sprint. While we believe our “full service” methodology of delivering best of breed software applications sets us apart from these competitors, some of these competitors have significantly greater network coverage, market presence, and financial, technical and personnel resources than we do.

      It is possible that new competitors or alliances may emerge and gain market share. Such competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services thus affecting our business, financial condition and results from operations.

Intellectual Property Rights

      We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions in order to establish and protect certain proprietary rights which are important to our business. We obtained federal trademark protection for “USinternetworking” on October 19, 1999, “USi” logo on

October 19, 1999, “IMAP” on October 17, 2000, “Internet Managed Application Provider” on August 1, 2000, and “PriorityPeering” on September 19, 2000. We obtained trademark protection in Benelux for “USINTERNETWORKING” on May 19, 1999, “iMAP” on May 19, 1999, and “USI” logo on May 19, 1999, while various other domestic and foreign trademark and patent applications are pending. There is no guarantee that these pending applications will be granted. We also rely upon certain software and technologies we license from third parties which are incorporated into the services we provide to our clients. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such software or technology could require us to obtain substitutes of lower quality or performance standards, or at greater cost, which could harm our business.

Research and Development

      We incur product research and development costs related to expanding our portfolio of iMAP offerings. These costs primarily include labor costs associated with the testing of new product offerings, including the evaluation of hardware and software applications functionality in an iMAP offering environment.

Employees

      As of March 23, 2001, we employed approximately 1,134 full-time employees, of which approximately 78% were technicians and engineers. None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are good.

Management

      The following sets forth certain information regarding our current directors and executive officers as of December 31, 2000.

Name	Age	Position

Christopher R. McCleary	48	Chairman of the Board

Andrew A. Stern	43	Chief Executive Officer and Director

Harold C. Teubner, Jr.	54	Executive Vice President and Chief Operating Officer

Gary J. Rogers	50	Senior Vice President, Worldwide Marketing and Sales

Mary T. Weaver	47	Senior Vice President and Chief Administrative Officer

Mark J. McEneaney	37	Senior Vice President and Chief Financial Officer

Stephen E. McManus	51	President — E-Business Services Unit and Director

Michael S. Harper	35	President and General Manager of Enterprise Application Business Unit

William T. Price	39	Vice President, Secretary and General Counsel

Frank A. Adams(1)	55	Director

Cathy M. Brienza	52	Director

Michael C. Brooks(1)	56	Director

Benjamin Diesbach(1)	54	Director

William F. Earthman(1)	49	Director

R. Dean Meiszer(2)	44	Director

David J. Poulin(2)	42	Director

Ray A. Rothrock(2)	46	Director

John H. Wyant	54	Director

Joseph R. Zell	41	Director

(1)	Member of the compensation committee

(2)	Member of the audit committee

      Christopher R. McCleary is a co-founder of USi and has served as the Chairman of USi since July 2000. He also served as Chairman and Chief Executive Officer from January 1998 to July 2000. Prior to founding USi, he was the Chairman and Chief Executive Officer of DIGEX, Inc. from January 1996 to December 1997. Prior to serving at DIGEX, Mr. McCleary served as Vice President and General

Manager for Satellite Telephone Service at American Mobile Satellite Corporation, a satellite communications company, from October 1990 to January 1996. He currently serves on the board of directors of Carescience, Inc., Internet Cable Corporation, Radware, Inc. and Empower Media, Inc.

      Andrew A. Stern has been Chief Executive Officer and a Director since July 2000. Previously, he served as Executive Vice President and Chief Operating Officer, with responsibility for the Company’s Business Units, Sales, and Marketing. He originally joined USi in July 1998 as Executive Vice President and Chief Financial Officer. Prior to joining USi, Mr. Stern held positions at USF&G Corporation, an insurance company, from May 1993 to July 1998, most recently as Executive Vice President, Strategic Planning and Reinsurance Operations. In addition, Mr. Stern was a partner of Booz Allen & Hamilton, an international management and technology consulting firm with whom he was employed from August 1981 to May 1993.

      Harold C. Teubner, Jr. has been Executive Vice President and Chief Operating Officer of USi since July 2000. From May to June 2000, Mr. Teubner was Executive Vice President of Network Applications Group. He joined USi as Executive Vice President and Chief Financial Officer in October 1999. From July 1998 until joining USi,Mr. Teubner worked as an independent consultant in the technology industry. Mr. Teubner served as the Executive Vice President and Chief Operating Officer at Concept Five Technologies from July 1997 to July 1998. During September 1996, Mr. Teubner served as COO of Nat Systems International, a French software company. Prior to joining Concept Five Technologies, Mr. Teubner was President and CEO of Visix Software, a company that builds high-end, object oriented, application development tools. Mr. Teubner was with Visix from July 1995 to June 1996. Mr. Teubner held positions with Sybase Inc. from January 1988 to April 1995. While at Sybase, Mr. Teubner served as the Senior Vice President of North American Operations from July 1992 to April 1995.

      Gary J. Rogers has been Senior Vice President, Worldwide Marketing and Sales since January 2001. Mr. Rogers joined USi in October 1999 as Senior Vice President, Worldwide Sales. Prior to joining USi, Mr. Rogers was with CMS/ Data, a division of PC Docs Group International, Inc. from September 1997 to September 1999. While at CMS/ Data, he served in various capacities including: Vice President, Sales and Marketing and President, Chief Operating Officer. From May 1994 to July 1997, Mr. Rogers was with SQL Financials International, Inc. where he worked as Vice President of Sales and Regional Sales Manager. Mr. Rogers was an Area Sales Manager with The ASK Group/ Ingres from August 1990 to April 1994.

      Mary T. Weaver has been Chief Administrative Officer since August 2000. She was promoted to Senior Vice President and Chief Administrative Officer in February 2001. She is responsible for USi’s administrative functions including Human Resources, Management Information Systems, Facilities, Telecommunications, Legal, Corporate Asset Security, Internal Communications and Administration. Ms. Weaver joined USi as Vice President Solutions Engineering for the Enterprise Application Business Unit in July 2000. From October 1988 to May 2000 she was with The Hunter Group, where she served most recently as Senior Vice President of Human Resources Information Technology and Facilities and was a member of the board of directors. Ms. Weaver’s prior roles at The Hunter Group included Senior Vice President of Education Services and CFO/Treasurer. She is a CPA in the state of Maryland.

      Mark J. McEneaney joined USi in April 1998 as its Vice President and Corporate Controller. In October 1999 Mr. McEneaney was promoted to Senior Vice President and Controller and in May 2000 was promoted to Chief Financial Officer. Prior to USi, he was Chief Financial Officer of Questar Builders, Inc., from November 1997 to March 1998 and of William Ryan Homes, Inc. from April 1995 to October 1997. Mr. McEneaney held several positions with Ernst & Young from January 1986 through March 1995, most recently Senior Manager in the audit department.

      Stephen E. McManus is a co-founder of USi and has served as a director since April 1998. He served as President of USi until June 1999, at which time he became President of our E-Business Services Unit. Prior to joining USi, Mr. McManus was Director of U.S. Sales for the telecommunications unit of Data General Corporation from January 1998 to March 1998. From June 1995 to December 1997 Mr. McManus served as a Branch Manager for Silicon Graphics. Prior to joining Silicon Graphics,

Mr. McManus held several positions at Data General Corporation from June 1988 to May 1995, including District Manager for Distributor Sales, VAR District Manager and Branch Manager.

      Michael Harper has been President and General Manager, Enterprise Application Business Unit since January 2001. Mr. Harper joined USi in April 1998 as Vice President of Product Marketing. In January 1999, Mr. Harper was promoted to Vice President and General Manager of our PeopleSoft Business Unit. In July 1999, Mr. Harper was named President and General Manager of the PeopleSoft Business Unit. Prior to joining USi, Mr. Harper served as the Mid-Atlantic Systems Manager for Silicon Graphics, Inc. from July 1997 to April 1998 with responsibility for pre-sales and professional service to federal and commercial customers. Prior to Silicon Graphics, Mr. Harper was with IBM in various marketing, sales and professional service capacities from July 1989 to July 1994.

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

      Frank A. Adams was appointed to the board of directors in June 1998 as a designee of the Grotech Capital Group. He is the Managing General Partner of Grotech Capital Group, which he co-founded in August 1984. Mr. Adams served as President of the Mid-Atlantic Venture Association from July 1985 through December 1998 and is currently its Chairman. He has served on the board of directors of a number of technology companies including Thunderbird Technologies, Inc. Interspec, DIGEX and Quality Software Products.

      Cathy M. Brienza was appointed to the board of directors in May 1999 as a designee of Waller-Sutton Media Partners, L.P. She is a principal and co-founder of WallerSutton 2000, L.P., and, since July 1997, of Waller-Sutton Media Partners, L.P. Prior to joining Waller-Sutton Media, she was a principal of Sutton Capital Associates, Inc., and its affiliated companies, which engaged in the ownership and operation of cable television and cellular telephone systems.

      Michael C. Brooks was appointed to the board of directors in December 1998 as a designee of the Whitney Group. He joined Venrock Associates in May 2000 as a General Partner, where he concentrates on information technology, focusing on the Internet. Prior to joining Venrock, Mr. Brooks was a general partner of J. H. Whitney & Co. from 1984. He is also a director of SunGard Data Systems, Inc. and several private companies.

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

      William F. Earthman was appointed to the board of directors in June 1998 as a designee of the Massey Burch Group. He has been a Partner of Massey Burch Capital Corporation since January 1994. Prior to becoming a Partner at Massey Burch Capital Corporation, Mr. Earthman served from January 1990 as a Vice President of Massey Burch Investment Group. Prior to Massey Burch, he worked for the investment banks J.C. Bradford & Co. from September 1975 to October 1981, Prudential-Bache Securities from October 1981 to November 1985 and First Nashville Corp. from December 1985 to December 1989. He currently serves on the board of directors of several private companies.

      R.  Dean Meiszer has been a director of USi since it was founded. Currently, Mr. Meiszer serves as the President of Lattice Communications, Ltd. Lattice Communications was formed in January 1999 by the principals and associates of Crisler Company to own, operate, and manage wireless transmission towers and related businesses. Mr. Meiszer has been President and Managing Director of The Crisler Company, a

Cincinnati-based investment firm, since May 1989. Prior to Crisler, Mr. Meiszer was Senior Vice President of Society Bank from March 1978 to May 1989.

      David J. Poulin was appointed to the board of directors in May 1998 as a designee of Mr. McCleary in his role as Chief Executive Officer of USi. He has been the head hockey coach at the University of Notre Dame since May 1995. Prior to joining Notre Dame as hockey coach, Mr. Poulin played in the National Hockey League for 13 years.

      Ray A. Rothrock was appointed to the board of directors in June 1998 as a designee of the Venrock Group. He has been a General Partner of Venrock Associates, the high technology venture capital investment firm of the Rockefeller Family, since June 1988. Mr. Rothrock serves on the boards of directors of CheckPoint Software Technologies and several private companies.

      John H. Wyant was appointed to the board of directors in June 1998 as a designee of the Blue Chip Group. He is a General Partner and President of Blue Chip Venture Company, which he founded in 1990. Mr. Wyant is currently a director of Regent Communications, @plan, and several private companies. He previously served as a director of DIGEX.

      Joseph R. Zell was appointed to the board of directors in July 1998 as a designee of U S WEST, and appointed as an independent outside director in April 2000. He is President and Chief Executive Officer, and a director of Convergent Communications, Inc. From November 1991 to April 2000, he held several positions with the !NTERPRISE Networking division of U S WEST Communications, Inc., including Director of Product Development for !NTERPRISE, Executive Director of Applications Innovation, President of U S WEST’s Wholesale Division and Vice President of Markets and innovation at !NTERPRISE. He was President of the division from March 1997 to April 2000.

Item 2.  Properties

      We are headquartered in Annapolis, Maryland. Our training and conference facilities are located in a building we own in Annapolis, Maryland. We believe that the building we own, due to its age, may contain limited amounts of asbestos containing materials. We do not believe that the limited asbestos presence would subject us to any material liability.

      On April 30, 1999, we purchased land and a building in which our headquarters resides in Annapolis, Maryland for $11.8 million. The seller financed $8.6 million of the purchase price through a first mortgage note. A second mortgage of $4.75 million was obtained on the property in December 1999. The second mortgage was provided by a major institutional lender and partially guaranteed by the State of Maryland.

      In May 2000, a limited liability company, GEMC Properties, LLC, of which we are the sole member, purchased the land and building in which our original data center resides in Annapolis, Maryland for $9 million. GEMC Properties, LLC, obtained financing for the purchase in the amount of $6,750,000 from a major institutional lender.

      We lease space in a number of other locations, primarily for data center installations and to house our sales, consulting and implementation staff. We believe that our leased facilities are adequate to meet our current needs in the markets in which we have begun to deploy our services, and that additional facilities are available to meet our expansion needs in our target markets for the foreseeable future.

      Our leases are for terms varying from 30 to 84 months and generally contain renewal options of two to three years as well as rent escalation clauses. During 2000 we incurred approximately $7.8 million in rent expense.

Item 3.  Legal Proceedings

      From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      On April 9, 1999, we sold 15,525,000 shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-70717), which was declared effective by the Commission on April 9, 1999. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds were approximately $132.8 million, all of which have been used:

•	to continue expanding and enhancing our network and facilities,

•	to add additional services to our iMAP offerings, and

•	for working capital and other general corporate purposes.

      In addition, we used some of the proceeds to pay accrued dividends on our shares of convertible preferred stock. Some of the net proceeds were also used:

•	to repay current or future debts,

•	to fund acquisitions or acquire complementary products, or

•	to obtain the right to use complementary technologies.

      On February 17, 2000, we sold 3,000,000 shares of our common stock and some of our shareholders sold an aggregate of 7.35 million shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-95543), which was declared effective by the Commission on February 17, 2000. Credit Suisse First Boston Corporation was the managing underwriter. The net proceeds were approximately $119.2 million, all of which has been used:

•	to continue expanding and enhancing our network and facilities;

•	to increase marketing efforts;

•	to invest in licenses, research and product development in order to add new applications to our iMAP offerings;

•	to finance debt service;

•	to acquire complementary products; and

•	for working capital and other general corporate purposes.

      Some of the net proceeds we received were also used:

•	to repay current or future debts;

•	to obtain the right to use complementary technologies; and

•	to fund acquisitions that we may pursue on an opportunistic basis.

      On November 15, 2000, we sold 3,126,038 shares of our common stock for an aggregate purchase price of $10,000,000 to Acqua Wellington North American Funds Equities, Ltd. This sale was pursuant to a registration statement on Form S-3 (Registration no. 333-47858), which was declared effective by the Commission on November 15, 2000. The proceeds have been and will be used for general corporate purposes, including working capital to fund anticipated operating losses, expenses and capital expenditures.

      On February 15, 2001, we sold 1,612,755 shares of our common stock for an aggregate purchase price of $5,000,000 to Acqua Wellington North American Funds Equities, Ltd. This sale was pursuant to a registration statement on Form S-3 (Registration No. 333-47858), which was declared effective on February 15, 2001. The proceeds will be used for general corporate purposes, including working capital to fund anticipated operating losses, expenses and capital expenditures.

Common Stock Price Range

      Our common stock has been traded on The Nasdaq National Market under the symbol “USIX” since the completion of our initial public offering in April 1999.

      The following table sets forth, for the periods indicated, the high and low prices of our common stock on The Nasdaq National Market for the second, third and fourth quarters of 1999, each of the four quarters of 2000 and the first quarter of 2001:

	High	Low

Year Ended December 31, 1999:

Second Quarter (from April 9, 1999)	$26.67	$10.22

Third Quarter	18.64	6.36

Fourth Quarter	46.59	11.28

Year Ended December 31, 2000:

First Quarter	$66.67	$28.67

Second Quarter	40.81	15.94

Third Quarter	21.88	6.50

Fourth Quarter	6.25	2.28

Year Ended December 31, 2001:

First Quarter (through March 23, 2001)	$5.19	$1.22

      The last sale price of the common stock on The Nasdaq National Market on March 23, 2001 was $1.44

Holders

      As of March 23, 2001, there were 2,791 stockholders of record and approximately 64,960 beneficial stockholders of record of our common stock.

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

2.	On January 14, 1998, the Company issued 1,406,250 shares of Common Stock to Christopher R. McCleary for $5,000 in cash.

3.	On April 1, 1998, the Company issued a total of 1,617,187 shares of Common Stock to Stephen E. McManus and Christopher Poelma for an aggregate purchase price of $57,500. The purchase price for the Common Stock was paid with cash and notes payable to the Company.

4.	On May 31, 1998, the Company issued 38,333.33 shares of Series A Preferred Stock for an aggregate purchase price of $23 million to the Initial Series A Investors. The purchase price for such shares was paid in cash at the time of the issuance. The Company simultaneously issued 1,666.67 shares of Series A Preferred Stock for an aggregate purchase price of $1 million to Christopher R. McCleary. The purchase price for such shares was paid by the forgiveness by Mr. McCleary of $1 million of debt that the Company owed him.

5.	On June 18, 1998, the Company issued 5,000 shares of Series A Preferred Stock for an aggregate purchase price of $3 million to certain of the Initial Series A Purchasers. The Company simultaneously issued 5,833.33 shares of Series A Preferred Stock for $3.5 million to U S WEST. The purchase price for such shares was paid in cash at the time of issuance.

6.	On June 19, 1998, the Company issued 3,000 shares of Series A Preferred Stock for an aggregate purchase price of $1.6 million to HAGC Partners, Chris Horgan (who later transferred his interest to his affiliate, Southeastern Technology Fund, L.P.) and the Account Management Purchasers. The purchase price for such shares was paid in cash at the time of issuance. The Company simultaneously issued 1,166.67 shares of Series A Preferred Stock for a purchase price of $700,002 to USi Partners. The purchase price for such shares was paid in cash at the time of issuance.

7.	On July 27, 1998, the Company issued to Andrew A. Stern 1,406,250 shares of Common Stock with a fair market value of $1,000,000. Mr. Stern paid $5,000 in cash for these shares, and the remainder was recorded as a compensation expense to the Company.

8.	On September 8, 1998, the Company issued convertible promissory notes in the aggregate amount of $9,095,000, together with warrants to purchase 2,192,512 shares of Common Stock for $1.53 per share, to certain of the existing holders of the Series A Preferred Stock. The purchase price for such notes and warrants was paid in cash at the time of issuance. The Company also issued warrants to purchase 112,500 shares of Common Stock for $7.11 per share, to IIT as part of the purchase price paid in the acquisition of IIT.

9.	On September 22, 1998, the Company issued warrants to purchase 167,409 shares of Common Stock for $1.49 per share to Trans America Business Credit in connection with loans the Company obtained from it.

10.	On September 30, 1998, the Company issued warrants to purchase 971 shares of Series B Preferred Stock for $1,050.00 per share, to Venture Lending and Leasing in connection with loans the Company obtained from it.

11.	On October 2, 1998, the Company issued warrants to purchase 140,625 shares of Common Stock for $7.11 per share, to ACR as part of the purchase price paid in the acquisition of ACR.

12.	On December 16, 1998, the Company issued convertible promissory notes in the aggregate amount of $8 million to certain of the existing holders of the Series A Preferred Stock. The purchase price for such notes was paid in cash at the time of issuance.

13.	On December 18, 1998, the Company issued warrants to purchase 40,178 shares of Common Stock for $1.49 per share, to Leasing Technology, Inc. in connection with loans the Company obtained from it.

14.	On December 24, 1998, the Company issued convertible promissory notes in the amount of $5 million to U S WEST. The purchase price for such notes was paid in cash at the time of issuance.

15.	On December 31, 1998, the Company issued 59,278.56 shares of Series B Preferred Stock for an aggregate purchase price of $62,242,500 to certain holders of the convertible promissory notes described above, certain holders of Series A Preferred Stock, and a number of new investors. Of the total purchase price for such shares, $40,147,500 was paid in cash and $22,095,000 was paid by conversion of outstanding convertible promissory notes with an equivalent principal amount, all at the time of issuance.

16.	On October 29, 1999 the Company issued $100,000,000 7% Convertible Subordinated Notes Due November 1, 2004. The purchase price of such notes was paid in cash at the time of issuance. The issuance of these notes was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, and resales of these Notes have been exempt from registration under Rule 144A.

17.	On November 5, 1999 the Company issued $25,000,000 7% Convertible Subordinated Notes Due November 1, 2004. The purchase price of such notes was paid in cash at the time of issuance. The issuance of these notes was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, and resales of these Notes have been exempt from registration under Rule 144A.

18.	On June 30, 2000, the Company issued a warrant to purchase 80,000 shares of common stock for $20.44 per share, to AT&T Corp. in connection with a joint marketing agreement with the Company.

19.	On November 3, 2000, the Company issued 9,007,353 shares of its common stock with certain registration rights for an aggregate purchase price of $30,625,000 to the Company Chairman Christopher R. McCleary, Chief Executive Officer Andrew A. Stern, certain venture investors, Microsoft, Inc., CFE, Inc. (a wholly owned subsidiary of GE Capital) and Aether Systems. The Company also issued to these holders warrants to purchase 3,152,573 shares of common stock for $4.08 per share.

20.	On December 1, 2000 the Company issued warrants to purchase 18,394 shares of common stock for $3.00 per share, to TCG Holdings, LLC, two of its employees and one independent consultant in connection with Innovative Software Engineering Practices, Inc.’s (a wholly-owned subsidiary of TGC Holdings, LLC) consulting work for the Company.

21.	On January 2, 2001, the Company issued 27,022,059 shares of its common stock with certain registration rights for an aggregate purchase price of $91,875,000 to the Company Chairman Christopher R. McCleary, Chief Executive Officer Andrew A. Stern, certain venture investors, Microsoft, Inc., CFE, Inc. (a wholly owned subsidiary of GE Capital) and Aether Systems. The Company also issued to these holders warrants to purchase 9,457,721 shares of common stock for $4.08 per share.

      The issuances and resales of the securities above were made in reliance on one or more exemptions from registration under the Securities Act, including those provided by Section 4(2) and Rules 144A and 701 thereunder. The purchasers of these securities represented that they had adequate access, through their employment with the Company or otherwise, to information about the Company.

Item 6.  Selected Historical Consolidated Financial Data

      The following table summarizes:

•	our historical consolidated financial data for the period from our date of inception, January 14, 1998, through December 31, 1998 and as of December 31, 1998;

•	our historical consolidated financial data for the two years ended December 31, 2000 and as of December 31, 1999 and 2000.

      The selected financial data have been derived from, and is qualified by reference to, our audited consolidated financial statements for the periods presented. Our audited consolidated financial statements for the period from our inception through December 31, 1998 include the results of I.I.T. Holding, Inc., or IIT, from September 8, 1998 through December 31, 1998 and the results of Advanced Communication Resources, Inc., or ACR, from October 2, 1998 through December 31, 1998. Our audited consolidated financial statements for the year ended December 31, 1999 include the results of Conklin & Conklin, Inc. from October 8, 1999 through December 31, 1999. Our audited consolidated financial statements for the year ended December 31, 2000 include the results of EnableVision, LLC from September 1, 2000 through December 31, 2000.

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

USinternetworking, Inc.

	Period from
	January 14, 1998
	(date of inception)
	through	Year ended	Year ended
	December 31, 1998	December 31, 1999	December 31, 2000

	(in thousands, except per share data)

Statement of Operations Data:

Revenue	$4,122	$35,513	$109,544

Costs and expenses:

Direct cost of services	3,425	23,570	69,609

Network and infrastructure costs	2,186	16,239	26,718

Selling, general and administrative	25,239	63,999	101,944

Non-cash stock compensation expense	231	10,351	20,998

Depreciation and amortization	3,180	22,480	52,687

Total costs and expenses	34,261	136,639	271,956

Operating loss	(30,139)	(101,126)	(162,412)

Other income (expense):

Interest income	367	4,115	8,813

Interest expense	(2,681)	(6,307)	(21,361)

Net loss	$(32,453)	$(103,318)	$(174,960)

Net loss attributable to common stockholders	$(38,097)	$(129,683)	$(174,960)

Basic and diluted loss per common share attributable to common stockholders(a)	$(27.09)	$(1.95)	$(1.80)

	Actual	Actual	Actual	Pro forma
	December 31,	December 31,	December 31,	December 31,
	1998	1999	2000	2000(b)

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$43,802	$112,302	$56,962	$143,171

Available-for-sale securities	—	31,707	—	—

Working capital	22,551	117,166	2,506	79,515

Total assets	106,516	325,454	418,783	510,390

Current portion of long-term debt and capital lease obligations	3,262	18,421	43,822	57,622

Short-term obligations expected to be refinanced	5,282	2,117	—	—

Long-term debt, capital lease obligations, and convertible subordinated notes, excluding current portion	8,659	168,671	193,425	186,720

Series B Convertible Redeemable Preferred Stock	62,242	—	—	—

Common stock subject to repurchase	4,145	—	—	—

Stockholders’ (deficit) equity	(2,467)	102,461	116,983	201,495

(a)	In March 2000, we approved a three for two stock split of common stock, options and warrants, for holders of record as of March 14, 2000. The per share data has been restated to retroactively reflect the stock split.

(b)	On January 2, 2001 we completed additional financing including the sale of 27,022,059 shares of common stock for gross proceeds of $91,875. In addition, the Company borrowed $15,000 under a new revolving credit facility with GE Capital Corporation. After giving effect to transaction fees and repayment and cash collateralization of certain long-term debt facilities, the Company received net proceeds of $86,209 from these transactions. The pro forma information at December 31, 2000 reflects both of these transactions. See notes 11 and 21 to the Company’s Consolidated Financial Statements for further information.

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

      The following table summarizes:

•	the historical consolidated financial data of IIT for the fiscal years ended December 31, 1996 and 1997 and as of December 31, 1996 and 1997; and

•	the historical consolidated operating statement data of IIT for the eight month period ended August 31, 1997; and

•	the historical consolidated operating statement data of IIT for the period from January 1, 1998 through September 7, 1998.

      The financial statement data for the periods 1996 and eight months ended August 31, 1997 have been derived from the unaudited financial statements of IIT. The selected financial data as of December 31, 1996 and 1997 and for the years then ended and the selected financial data for the period from January 1, 1998 through September 7, 1998, has been derived from, and is qualified by reference to, the audited consolidated financial statements of IIT included elsewhere in this report. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes of USi and IIT included in this report.

Predecessor — I.I.T. Holding, Inc.

				Period from
			Eight	January 1,
			months	1998
	Year ended December 31,		ended	to
			August 31,	September 7,
	1996	1997	1997	1998

	(in thousands, except per
	share data)

Statement of Operation Data:

Revenue	$747	$2,812	$1,499	$4,406

Costs and expenses

Cost of revenue	519	1,881	1,112	2,976

Selling, general and administrative expenses	204	1,844	1,260	1,809

Depreciation and amortization	14	30	15	28

Total costs and expenses	737	3,755	2,387	4,813

Operating (loss) income	10	(943)	(888)	(407)

Interest expense	(3)	(9)	(1)	(17)

Income (loss) before income taxes	7	(952)	(889)	(424)

Provision (benefit) for income taxes	15	(58)	(58)	—

Net loss	$(8)	$(894)	$(831)	$(424)

Basic and diluted loss per common share attributable to common stockholders	$(84.21)	$(9,410.53)	$(8,747.37)	$(4,464.37)

	As of
	December 31,

	1996	1997

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$70	$14

Working capital	14	41

Total assets	348	769

Long-term debt and capital lease obligations, excluding current position	11	16

Stockholder’s equity	45	132

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. Dollar amounts stated herein are in thousands except per share amounts.

Overview

      We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art GSP environment. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP offerings. In 2000, we completed our development activities, increased our client base, and expanded our iMAP offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for at least the next twelve months primarily because we have developed our network infrastructure and the overhead to support it in anticipation of a larger client base in the next several years. As of December 31, 2000, we had an accumulated deficit of $310,731. As of December 31, 2000, we had 233 signed contracts with 168 clients accounting for total revenue, assuming payment over the full contract terms, of over $354,000. While we have experienced significant growth in revenue under contract in recent periods and currently expect continued growth in revenue, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for 2001.

      In September 2000, we purchased the assets of EnableVision, LLC, a comprehensive provider of Lawson financial and human resources system implementation services. The purchase price consisted of cash of $2,000 and 290,640 shares of restricted stock valued at $4,000 on the purchase date.

      In October 1999, we purchased the assets of Conklin & Conklin, Inc., a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses. The purchase price consisted of cash of $7,700, assumed liabilities of $1,500, and a $2,000 secured note. The secured note is due on October 8, 2001, and bears interest at 10%, with interest payable monthly until the maturity date. In addition, the purchase price consists of contingent payments of up to $4,600 in cash. Portions of the contingent payments can be earned by Conklin shareholders through December 2001 upon the attainment of specified financial milestones.

      Revenue. We generate revenue from iMAP services and information technology services. Revenues from professional IT services are recognized as services are provided. iMAP revenues consist of fees for the Company’s iMAP services. iMAP service fees are consideration for access to our network of Enterprise Data Centers or EDCs, hosting application software, and the implementation and management of that software. iMAP contracts generally have a three-to-five year term and revenues are recognized ratably over the contract term. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue and recognized ratably over the term of the iMAP service contract. Some contracts permit termination without cause by the clients. Contracts permitting termination without cause generally provide for termination payments to us that will be recognized as revenue when collectibility is assured.

      Costs and expenses. We incur operating costs and expenses related to the delivery of iMAP and professional IT services. They include direct cost of services, network and infrastructure costs, general and administrative, sales and marketing, product research and development, non-cash stock compensation, and depreciation and amortization expenses.

      We incur up-front costs related to the delivery of iMAP services. Product research and development costs and the cost to operate our network and data centers are recognized as period costs. Costs related to the acquisition of hardware are capitalized and depreciated over the estimated useful life of the hardware of five years. Costs related to the acquisition of software licenses are capitalized and amortized over the lesser of either three years or the term of the individual client contract, depending on the terms of the software license agreement. Amortization is recorded on a straight-line basis over the remaining useful life. Direct costs related to the integration of software applications for a client on our network are capitalized and amortized over the related contract period.

Historical Results of Operations — USinternetworking, Inc.

Revenue

	Year ended	Year ended	Period ended
	December 31, 2000	December 31, 1999	December 31, 1998

iMAP	$92,908	$21,743	$69

Professional IT services	16,636	13,770	4,053

Total revenue	$109,544	$35,513	$4,122

Enterprise Applications	$48,792	$17,928	$2,138

E-Business Services	60,752	17,585	1,984

Total revenue	$109,544	$35,513	$4,122

Direct cost of services

	Year ended	Year ended	Period ended
	December 31, 2000	December 31, 1999	December 31, 1998

iMAP	$59,016	$14,743	$895

Professional IT services	10,593	8,827	2,530

Network and infrastructure	26,718	16,239	2,186

Total direct cost of services and network and infrastructure costs	$96,327	$39,809	$5,611

Enterprise Applications	$31,977	$8,919	$2,159

E-Business Services	37,632	14,651	1,266

Network and infrastructure	26,718	16,239	2,186

Total direct cost of services and network and infrastructure costs	$96,327	$39,809	$5,611

  Comparison of the year ended December 31, 2000 to the year ended December 31, 1999

      Revenue. For the year ended December 31, 2000, we generated $109,544 of revenue as compared to $35,513 for the same prior year period.

      The increase of $71,165 in iMAP revenue is attributable to the increase in client iMAP contracts. At December 31, 2000, we had 233 iMAP contracts versus 109 at December 31, 1999. Included in our 2000 iMAP revenues was a termination fee of $3,198 related to the early termination of an enterprise application contract. Professional IT services revenue increased $2,866 in 2000, mainly due to the increased revenue from Conklin & Conklin, Inc., acquired in October 1999.

      The increase of $30,864 in Enterprise Applications revenue is mainly attributable to additional iMAP contracts for our financial management, human resource and customer relationship management products. At December 31, 2000, we had 112 Enterprise Application iMAP contracts compared to 39 at the end of the prior year. The increase of $43,167 in E-Business Services is mainly attributable to additional client iMAP contracts for our e-commerce and e-business products. At December 31, 2000, we had 121 E-Business Services contracts compared to 70 at the end of the prior year.

      Gross margins, direct costs of services, network and infrastructure costs (excluding non-cash stock compensation expense). For the year ended December 31, 2000, we incurred $96,327 for direct costs of services and network and infrastructure costs as compared to $39,809 for the same prior year period.

      For the year ended December 31, 2000, we incurred $59,016 and $10,593 of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 1999, we incurred $14,743 of direct costs related to iMAP services and $8,827 of direct costs related to professional IT services. The increase in iMAP services costs is directly attributable to our increase in iMAP contracts. In addition, we also wrote-off $220 of deferred iMAP costs related to the early termination of a contract for which we received a termination fee. We also wrote-off $3,193 of deferred iMAP costs related to contracts with early stage clients who experienced unexpected financial difficulties in the last six months of 2000.

      In addition, we incurred $26,718 of costs related to the maintenance of our network and infrastructure costs for the year ended December 31, 2000 and $16,239 in related costs during the same period in 1999. The increase of $10,479 is attributable to costs required to complete our infrastructure buildout and to support our increase in iMAP contracts.

      For the year ended December 31, 2000, we incurred $31,977 and $37,632 of direct costs related to the delivery of our enterprise applications and e-business services, respectively. For the same period in 1999, we incurred $8,919 related to Enterprise Applications and $14,651 of direct costs related to E-Business Services. Both increases are directly attributable to incremental client costs associated with our increase in iMAP client contracts.

      Gross margins, including iMAP network and infrastructure costs, for the year ended December 31, 2000 were 8% and 36% for iMAP and professional IT services, respectively. These margins for the comparable 1999 period were (43)% and 36%, respectively. The increase in our iMAP services margin is due to the fact we built an infrastructure base in 1998 and 1999 to support a large number of clients. During 2000 we began to utilize the excess capacity that we had developed. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase.

      Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for enterprise applications were 34% and 50% for the year ended December 31, 2000 and 1999, respectively. The decrease in operating profit margin from the prior period is due to a high-margin contract becoming a smaller percentage of revenue and margins for the year ended December 31, 2000 as compared to the same period in 1999. Segment operating profit margins for E-Business Services improved to 38% for the year ended December 31, 2000 as compared to 17% for the same period in 1999. This improvement reflects the utilization of the investment made in 1999 to support the increase in iMAP contracts. Our margins for the year ended December 31, 2000 for these operating segments are more indicative of expected performance than in the same prior year period.

      General and administrative expenses. For the year ended December 31, 2000, we incurred $27,615 of general and administrative expenses compared to $22,052 for the same period in 1999. The increase of $5,563 principally reflects the costs associated with increased executive, finance, human resource, corporate information systems and facilities personnel required to support the growth in operations.

      Sales and marketing expenses. For the year ended December 31, 2000, we incurred $68,943 of sales and marketing expenses compared to $36,595 for the same period in 1999. The increase of $32,348 reflects the costs associated with our increased efforts to market and brand our service offerings, the sales commissions related to the increase in iMAP revenue, and the increase in sales, marketing, business unit management and product management personnel required to manage the growth in operations. In addition, we also incurred $981 of non-cash expense related to the issuance of common stock warrants in connection with a cooperative marketing agreement. This agreement was later terminated in October 2000.

      Product research and development expenses. For the year ended December 31, 2000, we incurred $3,276 of product research and development expenses compared to $5,352 for the same period in 1999. The decrease of $2,076 is due to the fact that we developed a majority of our iMAP offerings in 1998 and 1999. We expect our research and development expenses to decline further in future periods.

      Non-cash stock compensation expense. For the year ended December 31, 2000, we incurred a total of $20,998 in non-cash stock compensation expenses compared to $10,351 for the same period in 1999. Of the $10,647 increase, $6,136 reflects the period’s expense in connection with employee stock options we granted for nominal exercise prices in lieu of cash bonuses. The remaining amount of $4,511 reflects the Company’s contribution of common stock to an employee benefit plan and the amortization of unearned compensation for awards in prior periods. We expect to incur up to $14,384 in non-cash stock compensation expense through 2002 related to the intrinsic value of 1999 and 2000 stock option grants. We also expect to incur up to an additional $14,565 of non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock.

      Depreciation and amortization. For the year ended December 31, 2000, we incurred $52,687 in depreciation and amortization expenses, compared to $22,480 for the same period in 1999. Of the $30,207 increase, $28,006 represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $2,201 represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT and EnableVision.

      Interest income and expense. For the year ended December 31, 2000, we incurred $21,361 in interest expense and generated $8,813 of interest income. For the year ended December 31, 1999, we incurred

$4,115 of interest expense and generated $6,307 of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our client solutions and in our network and infrastructure. See Notes 8 and 9 to our December 31, 2000 consolidated financial statements for a summary of our long-term debt and capital lease obligations at December 31, 2000.

      We generated interest income in 2000 from the temporary investment of the proceeds of our February 2000 common stock offering and November 1999 debt offering. During the same prior year period, we generated interest income from the temporary investment of the proceeds of our initial public offering.

  Comparison of the year ended December 31, 1999 to the period ended December 31, 1998

      Revenue. For the year ended December 31, 1999, we generated $21,743 in iMAP revenue and $13,770 in professional IT services revenue. For the period January 14, 1998, our date of inception, through December 31, 1998 we generated $69 in iMAP revenue and $4,053 in professional IT services revenue. The increase of $21,674 in iMAP revenue is a result of signing a total of 102 iMAP client contracts during 1999. The 1998 professional IT services revenue can be attributable to our subsidiaries IIT ($2,000) and ACR ($2,000) which were acquired during the third and fourth quarters of 1998, respectively. The increase of $9,717 in professional IT services revenue can be attributed to a full year of operations during 1999.

      Gross margins, direct costs of services, network and infrastructure costs. For the year ended December 31, 1999, we incurred $14,743 and $8,827 of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the period from January 14, 1998, our date of inception, through December 31, 1998, we incurred $895 and $2,530 of direct costs related to the delivery of our iMAP and professional IT services, respectively. Additionally, we incurred $16,239 of costs related to the maintenance of our network and infrastructure for the year ended December 31, 1999 and $2,186 of such costs during the period ended December 31, 1998. Gross margins, including iMAP network and infrastructure costs, for the year ended December 31, 1999 were (43)% and 36% for iMAP and professional IT services, respectively. Gross margins for professional IT services for the period ended December 31, 1998 were 38%.

      General and administrative expenses. For the year ended December 31, 1999, we incurred $22,052 of general and administrative expenses compared to $19,426 for the period from January 14, 1998, our date of inception, through December 31, 1998. The increase of $2,626 reflects the costs required to support an additional 59 general and administrative personnel during a full year of operations in 1999, offset by one time start-up costs incurred in 1998.

      Sales and marketing expenses. For the year ended December 31, 1999, we incurred $36,595 of sales and marketing expenses compared to $5,123 for the period from January 14, 1998, our date of inception, through December 31, 1998. The increase of $31,472 reflects the costs associated with our increased efforts to market and brand our service offerings, and the sales commissions related to the increase in iMAP revenue for the year ended December 31, 1999.

      Product research and development expenses. For the year ended December 31, 1999, we incurred $5,352 of product research and development expenses compared to $690 for the period from January 14, 1998, our date of inception, through December 31, 1998. The increase of $4,662 reflects the costs associated with the continued development of our new products and infrastructure during a full year of operations for the year ended December 31, 1999, compared to start-up activities during 1998.

      Non-cash stock compensation expense. For the year ended December 31, 1999, we incurred $10,351 in non-cash compensation expense. Of this amount, $8,588 resulted from employee stock options issued at an exercise price of $2.67 and an estimated fair market value of $8.87 to $14.89 per share at the date of grant. We will record an additional $26,500 over the next two years in relation to those options. The remaining amount of $1,763 resulted from our contribution of common stock to the employee benefit plan and the amortization of unearned compensation from restricted stock grants. There was minimal non-cash stock compensation expense for the comparable period in 1998.

      Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1999 totaled $22,480. Of this amount, $5,955 represents the amortization of the goodwill recorded upon our acquisitions of ACR, IIT and Conklin; the remaining $16,525 represents depreciation of our property and equipment and the amortization of our prepaid software licenses. Depreciation expense for 1999 was approximately $382 lower as a result of changing our useful life of computer equipment from 3 to 5 years in July 1999. There was minimal depreciation and no amortization expense for the comparable period in 1998.

      Interest income and expense. For the year ended December 31, 1999, we incurred $6,307 in interest expense principally from increased borrowings including $1,458 of expense from our convertible subordinated notes. We generated $4,115 of interest income principally from the investment of the proceeds from our initial public offering and convertible subordinated notes offering. We had minimal interest income and expense during the period ended December 31, 1998.

Historical Results of Operations — Predecessor

Comparison of the period ended September 7, 1998 to the period ended August 31, 1997

      Revenue. Revenues for the period ended September 7, 1998, increased 194% over the period ended August 31, 1997. This increase is attributable to the growth in IIT’s PeopleSoft implementation services.

      Gross margins, costs of sales and services. IIT incurred $3,000 and $1,100 of expenses in the delivery of its PeopleSoft implementation services for the periods ended September 7, 1998 and August 31, 1997, respectively. As a result, IIT’s PeopleSoft implementation services generated gross margins of 32.4% and 25.8% for the periods ended September 7, 1998 and August 31, 1997, respectively. The improved gross margins from period to period is attributable to a reduction in the use of subcontractors, an increase in IIT’s staff utilization and continued improvement in the demand for PeopleSoft implementation services.

      Selling, general and administrative expenses. IIT incurred $1,800 and $1,300 of selling, general and administrative expenses for the periods ended September 7, 1998, and August 31, 1997, respectively. Selling, general and administrative expenses for the period ended August 31, 1997 include $1,000 attributable to non-cash compensation expense related to the issuance of stock to three of IIT’s officers. Selling, general and administrative expenses increased $1,300 for the period ended September 7, 1998, as a result of bonuses and related payroll taxes. The remaining increase of approximately $200 is attributable to the additional selling, general and administrative support required to support IIT’s growing customer base.

Future Assessment of Recoverability and Impairment of Goodwill

      In connection with our acquisition of IIT, ACR, Conklin, and EnableVision LLC, we recorded goodwill that is being amortized on a straight-line basis over its estimated useful life. At December 31, 2000, the unamortized portion of these intangibles was $27,560, which represented 7% of total assets and 24% of stockholders’ equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be between three to five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

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

Liquidity and Capital Resources

      At December 31, 2000, we had cash and cash equivalents of $56,962. On January 2, 2001 we closed a series of debt and equity transactions resulting in gross proceeds of $107,000. Had these transactions closed on December 31, 2000, our cash and cash equivalents position would have been $143,171 after giving effect to transaction fees and repayment and cash collateralization of certain long term debt facilities. Cash in excess of operating requirements is invested in high grade liquid financial instruments with maturities less than 90 days.

      In addition to the financings described above which occurred on January 2, 2001, we raised an additional $186,475 of capital during 2000 of which $159,721 was equity and $26,754 was long term debt. The equity was raised primarily through a secondary common stock offering of $119,200 which closed in February of 2000 and a private equity offering of $40,521 which closed in November of 2000. The long term debt was principally in the form of capitalized lease obligations through various vendor financing programs. Payments of debt amortization, including amortization of capital leases amounted to $42,037. All of the long-term fixed asset financing is collateralized by the incremental infrastructure assets deployed to fulfill customer requirements.

      For the year ended December 31, 2000, we used $118,605 in operating activities, $85,403 in investing activities and raised $148,668 (net of debt repayments), as described above, through financing activities. Cash used in operating activities was used to fund working capital needs. Specifically, we used approximately $21,000 to fund implementation costs associated with iMAP clients added during the year. Additionally, our accounts receivable balance increased approximately $18,800 as a result of the growth in new iMAP contracts during the year. The accounts receivable balance was $35,312 at December 31, 2000, which includes unbilled accounts receivable of $11,737. During 2000, we wrote-off $2,649 and reserved an additional $1,242 of accounts receivable related to several early-stage companies that were experiencing financial difficulty. At December 31, 2000, our accounts receivable balance is comprised primarily of amounts due from larger, more stable companies with no specific industry or customer concentration. Cash used in investing activities was primarily used to purchase computing hardware and software required to support the increase in our iMAP clients and shared infrastructure. During 2000, the Company purchased $108,611 in property and equipment, compared to $79,858 purchased in 1999. This increase is due to the increase in iMAP clients signed in 2000 as compared to 1999.

      Cash will be required in 2001 to fund capital expenditures, which are estimated to be approximately $100,000, as well as to continue to fund operating activities. Included in the capital expenditures estimate is $8,701 related to committed facilities costs. In addition, the cash resources on hand subsequent to the closing of the January 2, 2001 series of transactions, we have the following financing sources available:

•	In January, we closed a sale-leaseback of certain computing hardware which netted us $17,500 in proceeds.

•	On January 2, 2001, we closed a $50,000 revolving line of credit led by GE Capital. Availability under this line is based upon accounts receivable balance and our 12 month backlog, which is the committed revenue we expect to obtain from our iMAP contracts over the next 12 months. The line requires that we meet certain financial covenants and is secured by substantially all of our assets. As of February 28, 2001, we used approximately $16,000 of the line. Of the remaining $34,000, an additional $18,000 is currently available.

•	$41,000 of lease financing for HP products, of which $13,100 has been funded and $16,900 is currently available. Another $11,000 will be made available after the conclusion of the quarter ending March 31, 2001, contingent upon the Company achieving certain operating metrics. All commitments expire June 30, 2001.

•	$20,000 in long-term fixed asset financing from Compaq, of which $6,600 has been funded and $13,400 remains available. This commitment expires June 30, 2001.

•	$20,000 in long-term fixed asset financing from Sun Microsystems, of which $4,300 has been funded, $6,900 expired on December 31, 2000, and $8,800 remains available. This commitment expires June 30, 2001.

•	We have entered into an agreement with Acqua Wellington North American Equities Fund Ltd. for the sale of up to $140,000 of common stock, depending on the market price of our common stock over the next 28 months. We may sell these shares at its sole discretion, depending upon its needs. The shares will be sold at a 4% to 6% discount based on the market price of our common stock at the time of the draw. The amount of stock sold in a given draw period is based on the stock price during such draw period. At $3 per share, we could sell $5,000 in stock per draw period. At $10 per share, we could sell $35,000 in stock per draw. Below $3 per share, Acqua Wellington has the option not to purchase our equity. As of March 23, 2001, we had $135,000 available under this line.

      We believe that these resources and our existing cash and cash equivalents will be sufficient to fund our operations, including planned levels of capital expenditure for the foreseeable future assuming the successful implementation of our current business model. The majority of the base infrastructure required to provide our iMAP offerings has been purchased. As a result, we expect that our capital expenditures for the next several years will now largely be success-based, consisting of software licenses, hardware and the expansion of existing data center facilities required to implement iMAP offerings for our new customers. These new customer contracts are expected to have an average term of three to five years; however, we anticipate that many of our customers will renew their contracts due to the cost and complexity of switching service providers.

      If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we make acquisitions, we will need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms, or at all. If we cannot obtain such financing on terms acceptable to us, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

Restructuring

      In December 2000, we accrued a restructuring charge of $2,110 related to severance costs associated with the involuntary termination of certain employees of USi and non-cancellable lease costs associated with the closing of three sales offices. We anticipate that substantially all of this restructuring accrual will be paid in 2001.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was later amended by the Financial Accounting Standards Board in 1999 and 2000 upon the issuance of SFAS No. 137 and SFAS No. 138. These standards, which we adopted on January 1, 2001, provide a comprehensive and consistent method for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS No. 133 and its amendment did not have a material impact on the consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. We adopted the provisions of SAB No. 101 in our consolidated financial statements for the year ended December 31, 2000. The adoption of this pronouncement did not have any impact on our revenue recognition policies, financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates. Market risk is the risk of loss to future earnings, to fair value or to future cash flows that may result from the changes in the price of financial instruments. Changes in the quoted market price of our common stock affects the fair value of our convertible subordinated notes. At December 31, 2000, we had $125,000 of convertible subordinated notes outstanding, bearing interest at 7%, that mature November 1, 2004. The estimated fair value of these notes was $65,625 at December 31, 2000, which represents an 82% decrease in the estimated fair value from December 31, 1999. We continue to manage our exposure to this risk through our regular operating and financing activities. There have been no other significant changes in our interest rate risk and other market risks.

RISK FACTORS

      Investing in our common stock involves risk. You should carefully consider the risks and uncertainties described below before making an investment decision. These risks and uncertainties are not the only ones that we face or that may adversely affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. This Form 10K also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those described in the forward-looking statements. This could occur because of the risks described below and elsewhere in this Form 10K. Dollar amounts herein are in thousands.

We expect to continue to incur losses and experience negative cash flow.

      We expect to have significant operating losses and to record significant net cash outflow before financing in the near term. Our business has not generated sufficient cash flow to fund our operations without resorting to external sources of capital. Starting up our company and building our network as well as expanding our infrastructure and work force to service our growing customer base required substantial capital and other expenditures. As a result, we reported a net loss of $174,960 for the year ended December 31, 2000 and EBITDA of negative $71,179 for the same period. For the year ended December 31, 1999, we reported a net loss of $103,318 and EBITDA of negative $65,533 for the same period. Further developing our business and expanding our network will require significant additional capital and other expenditures.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

      We may need additional capital to fund our operations and finance our growth. While we have recently raised a significant amount of additional capital, there can be, however, no assurance that we will not need to raise additional capital or that such efforts will be successful. If we raise additional funds by selling our common stock or securities convertible into common stock, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than those of our existing investors. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail our planned business expansion.

Our business is difficult to evaluate because we have a limited operating history in a relatively new market.

      We began operating in January 1998. Our limited operating history makes predicting future results difficult. Since our inception, we have focused on developing our business and only since September 1998 have we begun to contract with customers for our iMAP offerings. Because of our limited operating history and the emerging nature of our markets, our historical financial information is of limited value in projecting our future results. Additionally, our market, the Application Service Provider (or “ASP”) market is relatively new and has not yet received universal acceptance by the enterprises we target. Therefore, it is difficult to evaluate our business and prospects.

Our indebtedness could adversely affect our financial health.

      Our debt leverage is indicated in the chart below.

	December 31, 2000	December 31, 2000

	Actual	Pro Forma

Total long term liabilities	$193,425	$186,720

Stockholders’ equity	$116,983	$201,495

Debt to equity ratio	1.65:1	0.93:1

      Our leverage could have important consequences to you. For example, it could:

•	limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	limit our ability to borrow additional funds;

•	require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	limit our flexibility in planning for, or reacting to, changes in our business and industry.

      Any additional borrowings would further increase the amount of our leverage and the associated risks.

We will require a significant amount of cash to service our indebtedness.

      Our ability to make payments on our indebtedness, and to fund planned capital expenditures, development and operating costs will depend on our ability to generate cash in the future through sales of our services. We cannot assure you that our available liquidity will be sufficient to service our indebtedness, or to fund our other cash needs. We may need to refinance all or a portion of our indebtedness, on or before maturity, but we may not be able to do so on commercially reasonable terms, or at all. Without sufficient funds to service our indebtedness, we would have serious liquidity constraints and would need to seek additional financing from other sources, but we may not be able to do so on commercially reasonable terms, or at all.

If we fail to meet covenants or default under our equipment leases or revolving line of credit, our ability to service our clients could be harmed.

      We have financed a large percentage of our hardware purchases under various lease and sale-leaseback agreements. We have also entered into a revolving line of credit with General Electric Credit Corp. which is secured by the majority of our unencumbered assets. Some of these agreements and the credit line contain financial covenants and cross-default provisions which, if triggered, could have a material adverse effect on our business and our ability to service our clients.

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

The growth in demand for outsourced business software applications is now beginning, but the future is still uncertain.

      Future demand for and acceptance of outsourced business software applications, including our iMAP offerings is uncertain. While there has been a significant level of initial adoption of the ASP model, we believe that many of our potential customers are still not fully aware of the benefits of outsourced solutions. In addition, the rate of initial adoption may be slowed by performance or financial problems among Application Service Providers. It is possible that our iMAP offerings may never achieve broad market acceptance. If the market for our offerings does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

Our business strategy may not effectively address our market and we may never realize a return on the resources we have invested to execute our strategy.

      We have made substantial investments to pursue our strategy. These investments include:

•	building a global network of data centers;

•	allying with particular software providers;

•	expanding our work force;

•	investing to develop unique service offerings; and

•	developing and acquiring implementation resources around specific applications.

      These investments may not be successful. More cost-effective strategies may be available to compete in this market. We may have chosen to focus on the wrong application areas or to work with the wrong partners. Potential customers may not value the specific product features in which we have invested. There is no assurance that our strategy will prove successful.

The markets we serve are highly competitive and many of our competitors have much greater resources.

      Our competitors may include such companies as Accenture, AT&T, Corio, Digex, EDS, IBM, Oracle, Qwest Communications, SAP and Sprint. While we believe that our GSP environment, together with our level of service, support and targeted business focus distinguish us from these competitors, some of these competitors have significantly greater market presence, brand recognition, and financial, technical and personnel resources than we do, and have extensive coast-to-coast Internet networks.

      Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

•	more quickly develop and expand their network infrastructures and service offerings;

•	better adapt to new or emerging technologies and changing customer needs;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable licensing agreements with software application vendors;

•	devote greater resources to the marketing and sale of their products; and

•	adopt more aggressive pricing policies.

•	hire our employees

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

      If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks. In order to be successful, we will need to:

•	build and operate a highly reliable, complex global network;

•	negotiate effective partnerships and develop economically attractive service offerings;

•	attract and retain iMAP clients;

•	attract and retain highly skilled employees;

•	integrate acquired companies into our operations;

•	evolve our business to gain advantages in an increasingly competitive environment; and

•	expand our international operations.

      In addition, although most of our management team has worked together for approximately two years, there can be no assurance that we will be able to successfully execute all elements of our strategy.

Our quarterly operating results may fluctuate due to the nature of our ASP business and other factors affecting our revenues and costs, which could cause our stock price to fall.

      Our financial results will also vary over time as our ASP business matures. For our iMAP clients, we recognize all fees, including upfront and monthly fees, over the balance of the contractual relationship. Important factors that could cause our quarterly results and stock price to fluctuate materially include:

•	the number of clients we obtain in order to scale our business;

•	the level of service we provide to our clients;

•	cost of capital associated with the services we provide to our clients;

•	the loss of or change in our relationship with important clients;

•	the timing and magnitude of expanding our operations and of other capital expenditures;

•	changes in our pricing policies or those of our competitors;

•	potential changes in the accounting standards associated with accounting or stock or warrant issuances and for revenue recognition; and

•	the loss of key members of, or other changes in, our management.

We plan to expand very rapidly, and managing our growth may be difficult.

      We have rapidly expanded our operations since USi was founded in January 1998. In addition, we expect our business to continue to grow in geographic scope, number of customers and in terms of the number of products and services we offer. We cannot be sure that we will successfully manage our growth. In order to successfully manage our growth we must:

•	enlarge our network and infrastructure;

•	maintain a high level of client service and support;

•	improve our management, financial and information systems and controls; and

•	train, manage and integrate our employee base effectively.

      There will be additional demands on our customer service support and sales, marketing and administrative resources as we increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. Any inability to expand our network or services or to effectively manage our employee base commensurate with the demand for our services could adversely affect our revenues.

Network outages could negatively affect our revenues.

      We have built and currently maintain a very sophisticated data center network to provide availability to our clients’ applications over the Internet and private connections. Complex networks are subject to the risk of outages. Over the course of our operating history, portions of our network have experienced network outages lasting from minutes to hours. Each of our clients’ contracts contain service level guarantees which initially provide for revenue credits, and eventually termination of the contract, if access to the client’s application is compromised. The total amount of service fee credits provided to our clients during our operating history due to network outages has not been material.

      Factors both in and outside of our control could cause additional outages to our network which could cause a loss in revenue.

Our growth could be limited if we are unable to attract and retain qualified personnel.

      We believe that our short- and long-term success depends largely on our ability to attract and retain highly skilled technical, managerial and marketing personnel. Depending upon our growth, we may require additional management personnel in the areas of application integration and technical support. Individuals with information technology skills are in short supply and competition for application integration personnel is particularly intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot be sure that we will succeed in attracting and retaining the personnel we need to continue to grow, especially if our stock price declines or remains low.

We depend on a limited number of key personnel who would be difficult to replace.

      Our success also depends in significant part on the continued services of our key technical, sales and senior management personnel. Losing one or more of our key employees could have a material adverse effect on our business, results of operations and financial condition. We have employment agreements with most of our vice presidents and other key employees, including our Chief Executive Officer, Andrew A. Stern.

We may not be able to deliver our iMAP offerings if third-parties do not provide us with key components of our infrastructure.

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

Our ability to provide our iMAP offerings depends on strategic relationships with software vendors that we may not be able to maintain.

      Our iMAP offerings are central to our business strategy. We obtain software licenses, marketing and maintenance under agreements with Ariba, BroadVision, Lawson, Microsoft, Oracle, PeopleSoft, Plumtree, and Siebel and package them as part of our iMAP offerings. The license agreements are for terms ranging from one to four years. All the agreements may be terminated upon a breach of the agreement, subject to cure periods. We cannot be sure that one or more of our agreements with software vendors will not be terminated in the future. If these agreements were to be terminated or not renewed or we otherwise could not continue to use this software, we might have to discontinue products or services, delay or reduce their introduction unless we could find, license and package equivalent technology or require our clients to purchase software licenses directly from vendors.

      All but one of our agreements with software vendors are non-exclusive. Our agreement with SiebelNet, Inc., a wholly-owned subsidiary of Siebel Systems, Inc., gives us exclusivity as the Application Service Provider of Siebel enterprise relationship management applications for direct customers of SiebelNet headquartered in North America. This exclusivity could be terminated or altered in the future. Our vendors may choose to compete with us directly or to enter into strategic relationships with our competitors. These relationships may take the form of strategic investments or marketing or other contractual arrangements. Our competitors may also license and utilize the same technology in competition with us. We cannot be sure that the vendors of technology used in our products will continue to support this technology in its current form. Nor can we be sure that we will be able to adapt our own products to changes in this technology. In addition, we cannot be sure that the financial or other difficulties of our vendors will not have a material adverse effect upon the technologies incorporated in our products, or that, if these technologies become unavailable, we will be able to find suitable alternatives.

We will need to perform software upgrades for our customers, and any inability to successfully perform these upgrades could cause interruptions or errors in our customers’ software applications, which could increase our costs and delay market acceptance of our services.

      Our software vendors from time to time will upgrade their software applications, and at such time we will be required to implement these software upgrades for our customers. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, if we evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

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

      For the year ended December 31, 2000, sales to SiebelNet accounted for approximately 10.2% of our revenues. We expect sales to SiebelNet to continue to constitute a significant portion of our revenues in the near term. During that period, if our sales to SiebelNet decrease, our business may suffer.

If we cannot obtain additional application software, we will be unable to expand or enhance our iMAP offerings.

      Our business strategy also depends on obtaining additional application software. We cannot be sure, however, that we will be able to obtain the new or enhanced applications we may need to keep our iMAP offerings competitive. If we cannot obtain these applications and as a result must discontinue, delay or reduce the availability of our iMAP offerings or other products or services, our business, results of operations and financial condition may be materially adversely affected.

Developing and expanding our operations will depend, among other things, on our management’s ability to successfully integrate newly acquired operations.

      In August 2000, we acquired the assets of EnableVision, LLC. We cannot be sure that our integration of EnableVision will result in the EnableVision business performing as we expect. In addition, we cannot be sure that we will be able to successfully integrate any business acquired in the future into our own. Our failure to successfully integrate an acquired company or its subsequent under performance could have a material adverse effect on our business, results of operations and financial condition.

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

      In August 2000, we invested $5,000 in C3i, Inc., a customer relationship management service company in New York City. In the future, we may make additional investments in joint ventures or other entities over which we do not exercise control. We may make these investments in connection with entering into strategic partnerships with software vendors, systems integrators or Internet Service Providers or as strategic investments. Our inability to control the entity in which we may invest may have consequences on our ability to receive distributions from such entity or to implement our business plan. Debt agreements, if entered into by a non-controlled entity, may restrict or prohibit such entity from paying distributions to us. Applicable state or local law may also limit the amount that a non-controlled entity is permitted to pay a distribution on its equity interest, and we may not be able to influence the payment of dividends. If any of the other investors in a non-control entity fail to observe their commitments, that entity may not be able to operate according to its business plans or we may be required to increase our level of commitment to give effect to the plan. In addition, our ability to implement a business plan for a non-controlled entity may be limited or non-existent.

Because we have international operations, we face additional risks related to foreign political and economic conditions.

      We have established redundant EDC capabilities in Europe and Asia. We intend to expand further into international markets. We cannot be sure that we will be able to obtain the necessary telecommunications infrastructure in a cost-effective manner or compete effectively in international markets. In addition, there are risks inherent in conducting business internationally. These include:

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

      As of March 23, 2001, our executive officers, directors, existing 5% or greater stockholders and their affiliates, in the aggregate, own shares representing approximately 52% of our outstanding voting capital stock. As a result, these persons, acting together, are able to control all matters submitted to our stockholders for approval and to control our management and affairs. For example, these people, acting together, control the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.

The trading price of our common stock could be subject to significant fluctuations.

      The trading price of our common stock has been volatile. Factors such as announcements of fluctuations in our or our competitors’ operating results and market conditions for Internet related and other technology stocks in general have had and could continue to have a significant impact on the trading price of our common stock. In particular, the trading price of the common stock of many Internet related and other technology companies has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. In addition, the trading prices of our common stock could be subject to significant fluctuations in response to variations in our prospects and operating results, which may in turn be affected by changes in interest rates and other factors. There can be no assurance that these factors will not have an adverse effect on the trading prices of our common stock.

The market price of our common stock could be affected by the substantial number of shares that are eligible for future sale.

      As of March 23, 2001, we had 143,958,315 shares of common stock issued and outstanding, excluding 13,882,691 shares issuable upon the exercise of warrants and 20,459,553 shares issuable upon the exercise of options granted under our Stock Option Plans and 7,545,272 shares issuable upon conversion of 7% Convertible Subordinated Promissory Notes. We cannot predict the effect, if any, that future sales of the notes or shares of common stock, including common stock issuable upon conversion of the notes, or the availability of the notes or shares of common stock for future sale, will have on the market price of common stock prevailing from time to time.

Intellectual property infringement claims against us, even without merit, could cost a significant amount of money to defend and divert management’s attention away from our business.

      As the number of software and hardware products in our target markets increases and the functionality of these products further overlap, software and hardware industry participants may become increasingly subject to infringement claims. Someone may even claim that our technology infringes their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend. They may divert management’s attention and resources and could cause service implementation delays. They also could require us to enter into costly royalty or licensing agreements. If successful, a claim of product infringement against us and our inability to license the infringed or similar technology could adversely affect our business.

Item 8.  Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of USinternetworking, Inc.

Report of Independent Auditors	36

Consolidated Balance Sheets as of December 31, 2000 and 1999	37

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and for the period January 14, 1998 (date of inception) through December 31, 1998	38

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2000	39

Consolidated Statements of Stockholders’ Equity (Deficit) for the period January 14, 1998 (date of inception) through December 31, 1998 and the year ended December 31, 1999	40

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period January 14, 1998 (date of inception) through December 31, 1998	41

Notes to Consolidated Financial Statements	42

Consolidated Financial Statements of I.I.T. Holding, Inc. and Subsidiaries

Report of Independent Auditors	62

Report of Independent Auditors	63

Consolidated Balance Sheets as of December 31, 1997, 1996 and September 7, 1998	64

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 for the period from January 1, 1998 through September 7, 1998	65

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1997 and 1996 and for the period from January 1, 1998 through September 7, 1998	66

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996 and for the period from January 1, 1998 through September 7, 1998	67

Notes to Consolidated Financial Statements	68

Report of Independent Auditors

The Board of Directors and Stockholders

USinternetworking, Inc.

      We have audited the accompanying consolidated balance sheets of USinternetworking, Inc. (“the Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from January 14, 1998 (date of inception) through December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USinternetworking, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended and for the period from January 14, 1998 (date of inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 15, 2001

USinternetworking, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$56,962	$112,302

Available-for-sale securities	—	31,707

Accounts receivable, less allowance of $1,785 in 2000 and $543 in 1999	35,312	16,557

Due from officer	2,158	1,900

Prepaid software maintenance costs	9,115	2,466

Prepaid expenses and other current assets	7,334	4,439

Total current assets	110,881	169,371

Deferred iMAP costs, net of accumulated amortization of $18,820 in 2000 and $2,416 in 1999	29,943	8,900

Software licenses, net of accumulated amortization of $9,727 in 2000 and $3,728 in 1999	20,548	10,807

Property and equipment, net of accumulated depreciation of $52,336 in 2000 and $14,319 in 1999	218,563	101,167

Goodwill, net of accumulated amortization of $15,723 in 2000 and $7,567 in 1999	27,560	29,646

Deferred financing costs and other assets, net of accumulated amortization of $1,232 in 2000 and $128 in 1999	11,288	5,563

Total assets	$418,783	$325,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$23,259	$13,145

Accrued compensation	14,718	8,188

Other accrued expenses	6,098	3,385

Deferred revenue	20,478	9,066

Current portion of capital lease obligations	21,802	5,834

Current portion of long-term debt	22,020	12,587

Total current liabilities	108,375	52,205

Short-term obligations expected to be refinanced	—	2,117

Capital lease obligations, less current portion	39,238	11,385

Long-term debt, less current portion	29,187	32,286

Convertible subordinated notes	125,000	125,000

Total liabilities	301,800	222,993

Commitments and contingent liabilities	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.001 par value, 450,000,000 shares authorized; issued and outstanding shares of 115,063,871 in 2000 and 92,065,911 in 1999	115	92

Additional paid-in capital	444,878	241,861

Note receivable from officer for purchase of common stock	(2,250)	(2,250)

Unearned compensation	(15,029)	(1,782)

Accumulated deficit	(310,731)	(135,771)

Accumulated other comprehensive income	—	311

Total stockholders’ equity	116,983	102,461

Total liabilities and stockholders’ equity	$418,783	$325,454

See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

			For the period from
			January 14, 1998
			(date of inception)
	Year ended December 31,		through
			December 31,
	2000	1999	1998

Revenue	$109,544	$35,513	$4,122

Costs and expenses:

Direct cost of services	69,609	23,570	3,425

Network and infrastructure costs	26,718	16,239	2,186

General and administrative	27,615	22,052	19,426

Sales and marketing	68,943	36,595	5,123

Product research and development	3,276	5,352	690

Restructuring charge	2,110	—	—

Non-cash stock compensation expense:

Direct cost of services	3,146	1,638	—

Network and infrastructure costs	4,821	2,526	—

General and administrative	7,266	2,904	231

Sales and marketing	5,724	3,259	—

Product research and development	41	24	—

	20,998	10,351	231

Depreciation and amortization	52,687	22,480	3,180

Total costs and expenses	271,956	136,639	34,261

Operating loss	(162,412)	(101,126)	(30,139)

Other income (expense):

Interest income	8,813	4,115	367

Interest expense	(21,361)	(6,307)	(2,681)

	(12,548)	(2,192)	(2,314)

Net loss	(174,960)	(103,318)	(32,453)

Dividends accrued on Series A and Series B Convertible Preferred Stock	—	(2,328)	(1,503)

Accretion of common stock subject to repurchase to fair value	—	(23,938)	(3,904)

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	(99)	(237)

Net loss attributable to common stockholders	$(174,960)	$(129,683)	$(38,097)

Basic and diluted loss per common share attributable to common stockholders	$(1.80)	$(1.95)	$(27.09)

See accompanying notes.

USinternetworking, Inc.

Consolidated Statement of Stockholders’ Equity

Year Ended December 31, 2000

(In thousands, except share amounts)

	Common Stock		Additional	Note
			Paid-in	Receivable	Unearned	Accumulated
	Shares	Par Value	Capital	From Officer	Compensation	Deficit

Balance at January 1, 2000	92,065,911	$92	$241,861	$(2,250)	$(1,782)	$(135,771)

Issuance of common stock for cash, net of offering costs of $6,903	15,133,391	15	159,706	—	—	—

Issuance of restricted stock in connection with employee option conversion program	4,789,406	5	15,815	—	(15,820)	—

Issuance of warrants in connection with marketing agreement	80	—	981	—	—	—

Issuance of common stock upon acquisition of EnableVision, LLC	290,640	—	4,000	—	—	—

Issuance of common stock upon exercise of stock options	1,458,610	2	3,008	—	—	—

Issuance of common stock to employee stock purchase plan and employee benefit plan	311,800	—	2,890	—	—	—

Issuance of common stock upon exercise of warrants	1,047,989	1	1,599	—	—	—

Repurchase of common stock upon exercise of warrants	(33,956)	—	(1,600)	—	—	—

Stock compensation expense from issuance of common stock options	—	—	16,618	—	—	—

Amortization of unearned compensation	—	—	—	—	2,573	—

Comprehensive income:

Net loss for the year ended December 31, 2000	—	—	—	—	—	(174,960)

Other comprehensive income — reclassification adjustment for gains included in net loss	—	—	—	—	—	—

Total comprehensive income (loss)	—	—		—	—	—

Balance at December 31, 2000	115,063,871	$115	$444,878	$(2,250)	$(15,029)	$(310,731)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Total
	Comprehensive	Stockholders’
	Income	Equity

Balance at January 1, 2000	$311	$102,461

Issuance of common stock for cash, net of offering costs of $6,903	—	159,721

Issuance of restricted stock in connection with employee option conversion program	—	—

Issuance of warrants in connection with marketing agreement	—	981

Issuance of common stock upon acquisition of EnableVision, LLC	—	4,000

Issuance of common stock upon exercise of stock options	—	3,010

Issuance of common stock to employee stock purchase plan and employee benefit plan	—	2,890

Issuance of common stock upon exercise of warrants	—	1,600

Repurchase of common stock upon exercise of warrants	—	(1,600)

Stock compensation expense from issuance of common stock options	—	16,618

Amortization of unearned compensation	—	2,573

Comprehensive income:

Net loss for the year ended December 31, 2000	—	(174,960)

Other comprehensive income — reclassification adjustment for gains included in net loss	(311)	(311)

Total comprehensive income (loss)	—	(175,271)

Balance at December 31, 2000	$—	$116,983

      See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

For the Period From January 14, 1998 (date of inception)

Through December 31, 1998 and the year ended
December 31, 1999

(In thousands, except share amounts)

	Common Stock		Additional	Note
			Paid-in	Receivable
	Shares	Par Value	Capital	From Officer

Balance at January 14, 1998	—	$—	$—	$—

Issuance of common stock to founder upon inception	1,406,250	1	3	—

Issuance of 53,333 shares of $.01 par value Series A Convertible Preferred Stock for cash, net of offering costs of $205	—	—	31,795	—

Issuance of 1,667 shares of Series A Convertible Preferred Stock on May 28, 1998 in exchange for $1,000 note	—	—	1,000	—

Issuance of warrants to purchase common stock associated with various acquisitions and financing commitments	—	—	2,830	—

Dividends accrued on Series A Convertible Preferred Stock	—	—	(1,503)	—

Accretion of common stock subject to repurchase to fair value	—	—	(3,904)	—

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	—	(237)	—

Net loss for the period January 14, 1998 through December 31, 1998	—	—	—	—

Balance at December 31, 1998	1,406,250	$1	$29,984	$—

Dividends accrued on Series A and Series B Convertible Redeemable Preferred Stock	—	—	(2,328)	—

Accretion of Series B Convertible Redeemable Preferred Stock and common stock subject to repurchase to fair value	—	—	(24,037)	—

Conversion of 55,000 shares of Series A and 59,279 shares of Series B Convertible Redeemable Preferred Stock to common stock	69,523,934	70	62,173	—

Reclassification of common stock subject to repurchase to common stock	3,023,438	3	28,849	—

Issuance of common stock upon initial public offering, net of offering costs of $12,072	15,525,000	16	132,812	—

Issuance of common stock upon exercise of stock options	1,681,610	2	3,231	(2,250)

Issuance of common stock upon exercise of warrants	1,113,977	1	3,085	—

Issuance of common stock to employee benefit plan	54,738	—	600	—

Issuance of restricted common stock	141,750	—	2,009	—

Repurchase of common stock	(404,786)	(1)	(3,022)	—

Amortization of unearned compensation	—	—	—	—

Stock compensation expense from issuance of common stock options	—	—	8,505	—

Comprehensive income:	—	—	—	—

Net loss for the year ended December 31, 1999.	—	—	—	—

Other comprehensive income- unrealized gain on marketable securities	—	—	—	—

Total comprehensive income (loss)	—	—	—	—

Balance at December 31, 1999.	92,065,911	$92	$241,861	$(2,250)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated	Total
			Other	Stockholders’
	Unearned	Accumulated	Comprehensive	Equity
	Compensation	Deficit	Income	(Deficit)

Balance at January 14, 1998	$—	$—	$—	$—

Issuance of common stock to founder upon inception	—	—	—	4

Issuance of 53,333 shares of $.01 par value Series A Convertible Preferred Stock for cash, net of offering costs of $205	—	—	—	31,795

Issuance of 1,667 shares of Series A Convertible Preferred Stock on May 28, 1998 in exchange for $1,000 note	—	—	—	1,000

Issuance of warrants to purchase common stock associated with various acquisitions and financing commitments	—	—	—	2,830

Dividends accrued on Series A Convertible Preferred Stock	—	—	—	(1,503)

Accretion of common stock subject to repurchase to fair value	—	—	—	(3,904)

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	—	—	(237)

Net loss for the period January 14, 1998 through December 31, 1998	—	(32,453)	—	(32,453)

Balance at December 31, 1998	$—	$(32,453)	$—	$(2,468)

Dividends accrued on Series A and Series B Convertible Redeemable Preferred Stock	—	—	—	(2,328)

Accretion of Series B Convertible Redeemable Preferred Stock and common stock subject to repurchase to fair value	—	—	—	(24,037)

Conversion of 55,000 shares of Series A and 59,279 shares of Series B Convertible Redeemable Preferred Stock to common stock	—	—	—	62,243

Reclassification of common stock subject to repurchase to common stock	(633)	—	—	28,219

Issuance of common stock upon initial public offering, net of offering costs of $12,072	—	—	—	132,828

Issuance of common stock upon exercise of stock options	—	—	—	983

Issuance of common stock upon exercise of warrants	—	—	—	3,086

Issuance of common stock to employee benefit plan	—	—	—	600

Issuance of restricted common stock	(2,009)	—	—	—

Repurchase of common stock	—	—	—	(3,023)

Amortization of unearned compensation	860	—	—	860

Stock compensation expense from issuance of common stock options	—	—	—	8,505

Comprehensive income:	—	—	—	—

Net loss for the year ended December 31, 1999.	—	(103,318)	—	(103,318)

Other comprehensive income- unrealized gain on marketable securities	—	—	311	311

Total comprehensive income (loss)	—	—	—	(103,007)

Balance at December 31, 1999.	$(1,782)	$(135,771)	$311	$102,461

      See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Cash Flows

(In thousands)

			For the period from
			January 14, 1998
	Year ended		(date of inception)
	December 31,		through
			December 31,
	2000	1999	1998

Operating Activities

Net loss	$(174,960)	$(103,318)	$(32,453)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	44,531	16,525	1,568

Amortization	8,156	5,955	1,612

Non-cash stock compensation expense	20,998	10,351	231

Non-cash interest and other expense	1,245	379	2,012

Changes in operating assets and liabilities:

Accounts receivable	(18,755)	(13,675)	43

Prepaid software maintenance costs	(6,649)	(2,466)	—

Prepaid expenses and other current assets	(2,896)	(1,421)	(3,053)

Deferred iMAP costs	(21,043)	(8,900)	—

Accounts payable	10,113	4,457	4,334

Accrued compensation	6,530	3,317	4,287

Other accrued expenses	2,713	1,566	235

Deferred revenue	11,412	9,015	—

Net cash used in operating activities	(118,605)	(78,215)	(21,184)

Investing Activities

Due from officer	(258)	(1,900)	—

Purchases of property and equipment	(108,611)	(79,858)	(20,129)

Purchases of available-for-sale securities	(17,546)	(147,014)	—

Sales of available-for-sale securities	48,941	115,619	—

Acquisitions, net of cash acquired	(2,000)	(8,464)	(16,900)

Change in other assets	(5,929)	(103)	(59)

Net cash used in investing activities	(85,403)	(121,720)	(37,088)

Financing Activities

Proceeds from issuance of Series A Convertible Preferred Stock	—	—	31,795

Proceeds from loan from officer, subsequently converted into Series A Convertible Preferred Stock	—	—	1,000

Proceeds (expenses) from issuance of Series B Convertible Redeemable Preferred Stock	—	(99)	39,911

Proceeds from issuance of common stock, net of issuance cost	159,721	132,828	15

Proceeds from exercise of warrants	—	73	—

Proceeds from exercise of employee stock options	3,010	983	—

Proceeds from issuance of common stock to employee stock purchase plan	1,220	—	—

Proceeds from issuance of long-term debt	26,754	38,150	9,487

Proceeds from issuance of notes, subsequently converted into Series B Convertible Redeemable Preferred Stock	—	—	22,095

Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	119,851	—

Dividends paid to preferred stockholders	—	(3,831)	—

Payment to former shareholders of acquired businesses	—	(10,827)	—

Payments on long-term debt	(20,685)	(5,684)	(1,805)

Payments on capital lease obligations	(21,352)	(3,009)	(424)

Net cash provided by financing activities	148,668	268,435	102,074

Net change in cash and cash equivalents	(55,340)	68,500	43,802

Cash and cash equivalents at beginning of period	112,302	43,802	—

Cash and cash equivalents at end of period	$56,962	$112,302	$43,802

See accompanying notes.

USinternetworking, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

     Description of Business

      USinternetworking, Inc., (the “Company”) was incorporated on January 14, 1998 principally to provide clients the ability to use leading business software applications through the Company’s Internet-based network. The Company is an “Internet Managed Application Provider.SM” The Company’s iMAP services integrate Internet communications, data center management, packaged software applications, implementation and support to meet the technology needs of businesses in a number of areas. These areas include sales force automation, customer support, e-commerce, and human resource and financial systems. The Company also makes its infrastructure available to clients who want to run their own applications in a highly reliable and secure Internet environment and provides information technology consulting services.

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

     Unbilled Accounts Receivable

      Accounts receivable includes unbilled amounts related to revenue which has been recorded either as deferred revenue or earned revenue in accordance with the Company’s stated revenue recognition policy. At December 31, 2000 and 1999, accounts receivable included $11,737 and $3,050 of unbilled accounts receivable, respectively.

     Deferred Costs

      Direct costs related to the implementation of software under iMAP contracts are deferred and expensed ratably over the term of the related contract. Costs related to the issuance of debt are deferred and expensed over the term of the debt using the interest method.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

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

      Estimated useful lives for furniture and equipment range from five to seven years. Computer hardware and software, is depreciated over three to five years. Buildings are depreciated over twenty-five years, and leasehold improvements are depreciated over the term of the related lease.

     Advertising Costs

      The Company expenses advertising as incurred. Advertising expense totaled approximately $963, $2,439, and $700 in 2000, 1999, and for the period from January 14, 1998 (date of inception) through December 31, 1998, respectively.

     Impairment of Long-Lived Assets

      Long-lived assets, consisting principally of software licenses, property and equipment and goodwill, are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

     Short-term Obligations Expected to be Refinanced

      At December 31, 1999, the Company had liabilities for the purchase of fixed assets for which the Company had outstanding commitments to finance on a long-term basis. The Company executed these financings early in 2000, and therefore in 1999 classified as long-term a portion of the liabilities based on the terms of the subsequent financings.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

     Revenue Recognition

      The Company generates revenue from iMAP services and information technology services. Revenues from professional IT services are recognized as services are provided. iMAP revenues consist of fees for the Company’s iMAP services.

      iMAP service fees are recognized ratably over the term of the contract, which have terms of up to five years. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue. Amounts included in deferred revenue are generally recognized as revenue within 12 months. Some contracts permit termination without cause by the clients. Contracts permitting termination without cause generally provide for termination payments to the Company that will be recognized as revenue when collectibility is assured.

     Product Research and Development

      The Company incurs product research and development costs related to expanding its portfolio of iMAP solutions. These costs primarily include labor costs associated with the testing of new product offerings, including the evaluation of the functionality of hardware and software applications in an iMAP environment. Product research and development costs are expensed as incurred.

     Goodwill Amortization

      The Company amortizes goodwill arising from purchase business combinations on a straight-line basis over its estimated useful life ranging from three to five years.

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

      Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected. The Company supplementally discloses in Note 15 to these consolidated financial statements the pro forma information as if the fair value method had been adopted.

     Income Taxes

      The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies — (Continued)

     Stock Splits

      In 2000 and 1999, the Company’s Board of Directors approved the following stock splits of common stock, options and warrants:

Date of record	Description

March 14, 2000	3 for 2 stock split
December 3, 1999	3 for 2 stock split
April 8, 1999	1 for 8 reverse stock split

      Accordingly, all share and per share data including stock option, warrant, and loss per share information have been restated in the consolidated financial statements to retroactively reflect all of these stock splits.

     Reclassifications

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

     Adoption of Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was later amended by the Financial Accounting Standards Board in 1999 and 2000 upon the issuance of SFAS No. 137 and SFAS No. 138. These standards, which the Company adopted on January 1, 2001, provide a comprehensive and consistent method for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS No. 133 and its amendments did not have a material impact on the consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company adopted the provisions of SAB No. 101 in its consolidated financial statements for the year ended December 31, 2000. The adoption of this pronouncement did not have any impact on the Company’s revenue recognition policies, financial position or results of operations.

2.  Acquisitions

      On September 8, 1998, the Company acquired all of the outstanding common stock of I.I.T. Holding, Inc. (IIT), a provider of Internet and intranet consulting, integration and support services principally to commercial companies located throughout the United States and South America. The initial purchase price consisted of cash of $12,887 and warrants to purchase 112,500 shares of common stock for $7.11 per share valued at $40. Direct acquisition costs of $395 were also incurred. The acquisition was accounted for using the purchase method of accounting, and the results of operations of IIT are included in the accompanying consolidated statements of operations commencing September 8, 1998. At the acquisition date, $14,132 of goodwill was recorded and is being amortized over its estimated useful life of five years.

      Additional contingent consideration was payable to the former shareholders of IIT to the extent that defined amounts of revenue, earnings before interest, income taxes, depreciation and amortization (EBITDA), and employee retention percentages (as related to the operations of IIT) in 1998 were exceeded. At December 31, 1998, the Company determined that the amount of additional consideration

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

2.  Acquisitions — (Continued)

due to the sellers was $2,327, and therefore recorded that amount as due to former shareholders of acquired businesses and as additional goodwill. The contingent consideration was paid in May 1999.

      On October 2, 1998, the Company acquired all of the outstanding common stock of Advanced Communication Resources, Inc. (ACR), a New York based systems integrator focused on the financial services industry. The initial purchase price aggregated $6,050, consisting of cash of $2,500, a $3,500 secured promissory note due in January 1999 bearing interest at 8.25%, and warrants to purchase 140,625 shares of common stock for $7.11 per share valued at $50. Direct acquisition costs of $339 were also incurred. The acquisition was accounted for using the purchase method of accounting, and the results of operations of ACR are included in the accompanying consolidated statements of operations commencing October 2, 1998. At the acquisition date, $5,291 of goodwill was recorded and is being amortized over its estimated useful life of five years.

      Additional contingent consideration was payable to the former shareholders of ACR to the extent that defined amounts of revenue, EBITDA, and employee retention percentages (as related to the operations of ACR) in 1998 were exceeded. At December 31, 1998, the Company determined that the amount of additional consideration due to the sellers was $5,000, and therefore recorded that amount as due to former shareholders of acquired businesses and as additional goodwill. The contingent consideration was paid in January 1999.

      On October 8, 1999, the Company purchased the assets of Conklin & Conklin, Inc. (“Conklin”), a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses. The initial purchase price aggregated $11,200, and consisted of cash of $7,700, assumed liabilities of $1,500, and a $2,000 secured note due on October 8, 2001. Additional contingent cash consideration of up to $4,600 will be payable to the extent that specified financial milestones are achieved through December 31, 2001, and any such payment will result in the recording of additional goodwill. The acquisition was accounted for as a purchase, and goodwill of approximately $9,400 was recorded at the acquisition date, and is being amortized over its estimated useful life of five years. The results of operations of Conklin are included in the accompanying consolidated statements of operations commencing October 8, 1999.

      On September 1, 2000, the Company acquired assets of EnableVision LLC, a provider of Lawson financial and human resources system implementation services. The purchase price aggregated $6,000, consisting of $2,000 in cash and $4,000 million in restricted stock of the Company. The acquisition was accounted for as a purchase, and goodwill of approximately $6,000 was recorded at the acquisition date and is being amortized over its estimated useful life of three years. The results of operations of EnableVision are included in the accompanying consolidated statements of operations commencing September 1, 2000.

      The following combined unaudited pro forma consolidated results of operations of the Company give effect to the acquisition of EnableVision and Conklin as though they occurred on January 1, 1999. The

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

2.  Acquisitions — (Continued)

results are not necessarily indicative of what would have occurred had these transactions been consummated as of the beginning of the period, or of future operations of the Company.

	Year ended
	December 31,

	2000	1999

	(unaudited)

Revenue	$112,634	$48,831

Net loss	$(174,396)	$(102,646)

Basic and diluted loss per common share	$(1.79)	$(1.54)

3.  Loss Per Share

      The following table sets forth the computation of basic and diluted loss per common share:

			For the period from
	Year ended		January 14, 1998
	December 31,		(date of inception)
			through
	2000	1999	December 31, 1998

Numerator:

Net loss	$(174,960)	$(103,318)	$(32,453)

Dividends on Series A Convertible Preferred Stock	—	(2,328)	(1,503)

Accretion of common stock subject to repurchase to fair value	—	(23,938)	(3,904)

Accretion of Series B Convertible Redeemable Preferred Stock to fair value	—	(99)	(237)

	$(174,960)	$(129,683)	$(38,097)

Denominator:

Weighted-average number of shares of common stock outstanding and not subject to repurchase during the period	97,397,673	66,503,639	1,406,250

Basic and diluted loss per common share	$(1.80)	$(1.95)	$(27.09)

      Basic loss per share is based upon the average number of shares of common stock outstanding during the periods. The computation excludes 4,787,060, 141,750 and 3,023,438 shares of unvested restricted common stock and common stock subject to repurchase for 2000, 1999 and 1998, respectively.

      Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of unvested restricted common stock, convertible preferred stocks, stock options and warrants in the 1998 period; and unvested restricted common stock, stock options and warrants in the 2000 and 1999 periods.

4.  Supplemental Disclosure of Cash Flow Information

      The Company acquired equipment totaling $65,184, $15,812 and $5,188 under leases classified as capital leases for the years ended December 31, 2000 and 1999 and for the period from January 14, 1998

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

4.  Supplemental Disclosure of Cash Flow Information — (Continued)

(date of inception) through December 31, 1998, respectively. The Company also acquired $3,000 and $7,500 of equipment in 1999 and 1998 that was included in accounts payable and short-term obligations expected to be refinanced at December 31, 1999 and 1998, respectively.

      Interest paid was approximately $21,376, $5,902 and $368 for the years ended December 31, 2000 and 1999 and for the period from January 14, 1998 (date of inception) through December 31, 1998, respectively.

      In December 1998, $22,095 of notes payable and a $1,000 loan from an officer of the Company were converted into Series B Convertible Redeemable Preferred Stock.

      In 1998, the Company purchased all of the capital stock of IIT and ACR for approximately $27,800. In conjunction with these acquisitions, assets with a fair market value of approximately $30,800 were acquired and liabilities of approximately $3,000 were assumed.

      In July 1998, the Company sold 1,406,250 shares of common stock to an executive officer for $5. The common stock at the date of issuance had an appraised estimated fair value of $0.71 per share, or $1,000. The difference between the estimated fair value of the common stock of $1,000 and the amount paid of $5 ($995) was recorded as unearned compensation and is being amortized over the 22 month period in which it is earned.

      During 1999, the Company issued 141,750 shares of restricted common stock as compensation to executive officers valued at a price of $14.17 per share. The restricted common stock at the date of issuance had an aggregate quoted market value of $2,009, which was recorded as stockholders’ equity.

5.  Available-For-Sale Securities

      The following is a summary of available-for-sale securities:

December 31,
1999

Corporate commercial paper	$8,959

Corporate bonds	10,548

Municipal bonds	12,200

$31,707

      These investments are classified as current as the Company views its available-for-sale investments as available for use in its current operations.

6.  Restructuring Charge

      In December 2000, the Company accrued a restructuring charge of $2,110. The restructuring charge consisted of accrued severance costs of $727 related to the involuntary termination of three employees of the Company and non-cancelable lease obligations of $1,383 related to the closing of three sales offices. The Company anticipates that substantially all of the restructuring costs will be paid by December 31, 2001. The accrued restructuring charge of $2,110 is included in other accrued expenses in the accompanying 2000 consolidated balance sheet.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

7.  Property and Equipment

      Property and equipment consists of the following:

	December 31,
	2000	1999

Building and land	$42,430	$19,534

Furniture and fixtures	5,820	4,121

Equipment and automobiles	11,328	3,354

Computers and software	199,436	79,430

Leasehold improvements	11,885	9,047

	270,899	115,486

Accumulated depreciation	(52,336)	(14,319)

Total	$218,563	$101,167

      Substantially all property and equipment is collateralized under financing arrangements.

8.  Capital Lease Obligations

      The Company has entered into capital lease agreements to acquire certain equipment. Property and equipment includes the following amounts for leases that have been capitalized.

	December 31,
	2000	1999

Computers and software	$79,356	$21,001

Accumulated amortization	(20,688)	(4,368)

Total	$58,668	$16,633

      Amortization of leased property is included in depreciation and amortization expense.

      Future minimum payments under capital lease obligations consist of the following at December 31, 2000:

2001	$27,199

2002	27,290

2003	10,272

2004	2

Total minimum lease payments	64,763

Amounts representing interest	(3,723)

Present value of capital lease obligations	61,040

Current portion	(21,802)

Capital lease obligations, non-current	$39,238

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

9.  Long-Term Debt and Convertible Subordinated Notes

      Long-term debt consists of the following:

	December 31,
	2000	1999

Notes payable to banks due in June and July 2001 and bearing interest at 9.0% per annum. These notes are payable in aggregate monthly installments of principal and interest of $9 with all unpaid principal and interest due at maturity. These notes are secured by mortgages on the real property purchased with the proceeds and with $107 in letters of credit pledged as additional security	$795	$828

Notes payable due July 1, 2001 through May 1, 2003 and bearing interest at 11.3% to 15.4% per annum. These notes are payable in aggregate monthly installments of principal and interest of $722 and are collateralized by certain furniture, fixtures, equipment and software	13,568	15,149

Notes payable due August 1, 2001 through March 1, 2002 and bearing interest at 10.0% to 15.4% per annum. The notes are payable in monthly or quarterly payments of $158 and $2,892, respectively, with all unpaid principal and interest due at maturity. These notes are collateralized by certain software licenses.	9,030	5,026

Notes payable due on June 1, 2002 and bearing interest at 12.4% to 13.1% per annum. The notes are payable in aggregate monthly installments of principal and interest of $446 and are collateralized by certain equipment	7,235	9,869

Notes payable due on February 1, 2005 and May 1, 2006 and bearing interest at 7.5% per annum. The notes are payable in aggregate monthly installments of principal and interest of $30 and $49, respectively, with all unpaid principal and interest due at maturity. The notes are secured by a mortgage on the real property purchased with the proceeds	8,232	7,013

Notes payable due on March 1, 2001 and bearing interest at 6.6% per annum. These notes are payable in aggregate monthly installments of principal and interest ranging from $11 to $28 and are collateralized by the general assets of the Company	154	562

Notes payable due between March 17, 2003 and September 4, 2004 and bearing interest at rates ranging from 8.25% to 10.25% per annum. The notes are payable in aggregate monthly installments of principal and interest of $1 per note and are secured by automobiles purchased with the proceeds	99	117

Note payable due on December 29, 2003 bearing interest at 9.8% per annum. The note is payable in monthly principal installments of $99 plus interest and is collateralized by a $750 certificate of deposit and certain building improvements	3,563	4,750

Note payable due June 1, 2010 and bearing interest at 8.80% per annum. The note is payable in aggregate monthly installments of principal and interest of $55 with all unpaid principal and interest due at maturity. This note is secured by a mortgage on the real property purchased with the proceeds	6,719	—

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

9.  Long-Term Debt and Convertible Subordinated Notes — (Continued)

	December 31,
	2000	1999

Note payable to former shareholders of Conklin & Conklin, bearing interest at 10% per annum and due with accrued interest on October 8, 2001	$2,000	$2,000

Total	51,395	45,314

Less: current portion	22,020	12,587

Less: discounts	188	441

	$29,187	$32,286

      Aggregate maturities of long-term debt at December 31, 2000 are as follows:

2001	$22,020

2002	13,472

2003	2,273

2004	567

2005	6,545

2006 and thereafter	6,518

Total	$51,395

      The Company entered into an interest rate swap agreement for a notional amount of $4,750. The effective date of the interest rate swap is January 1, 2000 and it expires on December 29, 2003. Under the terms of the swap, the Company will pay a fixed rate of 9.8% per annum and the Company will receive a variable rate of LIBOR plus 2.2%. The Company has designated the swap as a cash flow hedge and the net interest rate differential to be paid or received is being recognized as an adjustment to interest expense. Changes in the fair value of the swap as a result of changes in market interest rates are not recognized.

      In 1999, the Company issued $125,000 (principal amount at maturity) of convertible subordinated notes, due November 1, 2004. Interest accrues at 7% per annum, payable semi-annually on May 1 and November 1 of each year, commencing May 1, 2000. A holder may, at any time prior to maturity, convert the principal amount into shares of common stock at a conversion price of $16.57 per share. The Company has the option to redeem the notes after November 5, 2002 through October 31, 2003 for 101.75% of the principal amount.

10.  Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures of its significant financial instruments:

     Cash and cash equivalents

      The carrying amounts reported for cash and cash equivalents approximate fair value.

     Available-for-sale securities

      Available-for-sale securities are stated at quoted market value.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

10.  Fair Value of Financial Instruments — (Continued)

     Accounts receivable and accounts payable

      The carrying amounts of accounts receivable and accounts payable and accrued expenses approximate fair value because of the short-term nature of those transactions.

     Long-term debt

      The fair values of the long-term debt are estimated using a discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements at December 31, 2000 and 1999.

     Convertible subordinated notes

      The fair values of the convertible subordinated notes are estimated using quoted market rates as of December 31, 2000 and 1999.

      The carrying amounts and fair values of the Company’s financial instruments follows:

	December 31, 2000		December 31, 1999

	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$56,962	$56,962	$112,302	$112,302

Available-for-sale securities	—	—	31,707	31,707

Long-term debt	51,207	51,802	44,873	45,912

Convertible subordinated notes	125,000	65,625	125,000	362,188

11.  Stockholders’ Equity

     Common Stock Purchase Agreements and Subsequent Events

      On November 8, 2000, the Company entered into a common stock purchase agreement, pursuant to which it sold its common stock totaling 3,126,038 shares to Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) in exchange for cash proceeds of $10,000. On November 13, 2000, the Company entered into a subsequent common stock purchase agreement with Acqua Wellington under which the Company may, at its discretion, sell up to $140,000 of registered common stock from time to time over the succeeding 28-month period. The common stock can be sold during periods consisting of 18 trading days. In addition, the Company may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day periods. The amount of common stock sold in a given 18 day period is dependent upon the average weighted market price of the Company’s common stock during this period. Acqua Wellington has the option not to purchase the Company’s common stock if the stock price falls below $3 per share. Acqua Wellington purchases the common stock at a discount to the then current market price, ranging from 4% to 6%, depending on the Company’s market capitalization at the time the Company requires Acqua Wellington to purchase its common stock. On February 15, 2001, the Company completed the first sale of its common stock under the November 13, 2000 agreement, issuing 1,612,755 shares to Acqua Wellington in exchange for cash proceeds of $5,000.

      On November 13, 2000, the Company entered into common stock purchase agreements with eighteen investors consisting of several existing stockholders, the Company Chairman Christopher R. McCleary, Chief Executive Officer Andrew A. Stern and eight new strategic investors (the “Investors”). Under these agreements, the Investors committed to purchase $122,500 of the Company’s common stock, at a purchase price of $3.40 per share, which was determined based on the average of the closing price of the common

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

11.  Stockholders’ Equity — (Continued)

stock for the preceding 20 days. In connection with these financing transactions, in November 2000, the Company issued 9,007,353 shares of common stock to the Investors for cash proceeds of $30,625. The Company also issued warrants to the Investors to purchase 3,152,574 shares of common stock at an exercise price of $4.08 per share. The number of shares subject to the warrant may be adjusted to prevent dilution and each warrant will expire five years after its issuance.

     Preferred Stock

      The Company has authorized the issuance of up to 1,000,000 shares of preferred stock, par value $.01 per share, of which 110,000 has been designated Series A Convertible Preferred Stock (“Series A”) and 115,000 has been designated Series B Convertible Redeemable Preferred Stock (“Series B”). During 1998, the Company issued 55,000 shares of Series A for a total aggregate purchase price of $33,000, and 59,279 shares of Series B for a total aggregate purchase price of $62,200, including $22,100 of Series B issued upon conversion of notes payable. Upon the conversion of notes payable with a face value of $9,095 into Series B, unamortized debt discount of approximately $1,350 was recorded as additional interest expense.

      In April 1999, the Company completed an initial public offering of 15,525,000 shares of common stock which resulted in net proceeds of $132,828, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the offering, the Series A Preferred Stock and Series B Preferred Stock automatically converted into 69,523,934 shares of common stock, and the common stock subject to repurchase no longer became mandatorily redeemable by the Company upon the occurrence of certain events. (See Note 12.) The holders of the Series A and Series B preferred stock were entitled to receive cumulative quarterly dividends which were paid at the closing of the initial public offering.

12.  Common Stock Subject to Repurchase

      The Company sold 3,023,438 shares of common stock to three officers in 1998 that required the Company to repurchase the common stock at fair value in the event of disability or death. These agreements were amended on February 25, 1999 to void the repurchase obligation upon death or disability upon the closing of an initial public offering of the common stock.

      The Company initially recorded the common stock subject to repurchase at an amount equal to the consideration received of $1,010. The common stock subject to repurchase was accreted to its estimated fair value during all periods the common stock was subject to repurchase through charges to additional paid-in capital. The estimated value per share of $1.39 at December 31, 1998 was determined through an independent appraisal of the Company’s common stock. Additional accretion in 1999 prior to the April initial public offering was recorded based on valuations consistent with the expected initial public offering price. As a result of the initial public offering in April 1999, these shares were no longer subject to mandatory repurchase by the Company, and their accreted value at that date of $28,219 was reclassified to stockholders’ equity.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

13.  Stock Warrants

      The Company has outstanding warrants to purchase common stock at December 31, 2000, as follows:

Number of Shares	Exercise Price	Expiration Date

1,174,004	$1.52	September 2008
18,394	$3.00	December 2004
3,152,574	$4.08	December 2005
80,000	$20.44	June 2005

4,424,972

14.  Shares Reserved for Future Issuance

      The Company at December 31, 2000 has reserved 26,984,245 shares of common stock for future issuance upon the exercise of stock options eligible for granting or previously granted under the 1998 Stock Option Plan and the 2000 Board Approved Plan (see Note 15), 7,545,272 shares of common stock issuable upon the conversion of the subordinated notes and 4,424,972 shares of common stock issuable upon the exercise of outstanding warrants.

15.  Stock Compensation Plan

     Stock Options

      Effective October 18, 2000, the Company adopted the USinternetworking, Inc. 2000 Board Approved Plan (“the 2000 Plan”), which is administered by the Board of Directors. The 2000 Plan provides for the granting of non-qualified options to purchase an aggregate of up to 5,000,000 shares of common stock to eligible employees.

      Effective July 2, 1998, the Company adopted the 1998 Stock Option Plan of USinternetworking, Inc. (“the Plan”) which is also administered by the Board of Directors. The Plan, as amended, provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 25,160,063 shares of common stock to eligible employees, officers, directors and consultants of the Company.

      A summary of the Company’s stock option activity follows:

					For the period from
	Year ended December 31,				January 1, 1998
					(date of inception)
					through
	2000		1999		December 31, 1998

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	11,919,073	$6.77	3,785,062	$1.17	—	$—

Granted	22,175,739	25.98	10,735,674	7.57	3,845,532	1.17

Exercised	(1,494,549)	2.04	(1,681,269)	1.93	—	—

Cancelled	(10,900,643)	24.52	—	—	—	—

Forfeited	(227,181)	5.50	(920,394)	2.53	(60,470)	1.17

Outstanding and exercisable at end of year	21,472,439	$17.38	11,919,073	$6.77	3,785,062	$1.17

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

15.  Stock Compensation Plan — (Continued)

      During 2000 and 1999, the Company granted options to purchase common stock when the quoted market price of common stock was equal to, less than, or in excess of the exercise price of the granted options. The following table summarizes the weighted-average fair values and exercise prices of granted stock options:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Fair Value

2000

Market price equal to exercise price on grant date	20,413,118	$26.94	$22.68

Market price greater than exercise price on grant date	689,871	$6.38	$22.33

Exercise price greater than market price on grant date	1,072,750	$20.32	$3.30

1999

Market price equal to exercise price on grant date	5,226,081	$11.08	$9.11

Market price greater than exercise price on grant date	5,509,593	$3.82	$9.43

      Options granted in 1998 had a fair value at the date of grant of less than $0.01 per share.

      Exercise prices for options outstanding as of December 31, 2000 ranged from $1.17 to $85.31 as follows:

		Weighted Average	Weighted Average
		Exercise Prices	Remaining Contractual
Range of	Options	of Options	Life of Options
Exercise Prices	Outstanding	Outstanding	Outstanding

$ 1.17-$ 1.49	1,691,707	$1.19	7.6
$ 2.31-$ 3.25	2,620,321	2.67	7.6
$ 3.56-$ 5.00	316,651	3.96	4.8
$ 6.50-$ 9.72	2,786,261	8.19	8.4
$10.13-$15.00	1,932,856	12.06	8.6
$15.50-$23.00	3,732,894	19.20	9.6
$23.50-$35.11	8,245,685	30.40	6.9
$35.46-$48.00	119,364	41.98	8.5
$56.87-$85.31	26,700	61.12	7.8

	21,472,439

      Most options granted vest immediately at the date of grant. Most of the shares of common stock purchased pursuant to these options will be subject to the Company’s right to repurchase them at the option exercise price upon the termination of the holder’s employment or business relationship with the Company. The repurchase right will lapse with respect to one-third or one-quarter of the shares purchasable upon exercise of an option on the first anniversary of the date of grant of the option. The repurchase right with respect to the remainder of the shares purchasable upon exercise of an option will lapse in equal quarterly installments over the subsequent eight calendar quarters. The options expire either 5 or 10 years from the date of issuance. At December 31, 2000, the weighted- average remaining contractual life of outstanding options is 7.8 years.

      Certain options granted in 1999 are exercisable at prices less than the fair market value of the Company’s common stock at the date of grant. The Company will record stock compensation expense of approximately $30,614 as a result of these 1999 option grants that will be recognized ratably over the four-

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

15.  Stock Compensation Plan — (Continued)

year period that the employees earn the right to retain the shares obtained upon exercise of the stock options without regard to continued employment. For 2000 and 1999, the Company recorded non-cash stock compensation expense of $9,094 and $8,500, respectively, related to these grants.

     Restricted Stock Grants

      During 1999, the Company issued for no consideration 141,750 shares of common stock to four officers. The common stock vests over a maximum four year period from the date of issuance. The common stock at the issuance date had an aggregate fair value of $2,009, which is being recognized as compensation expense over the vesting period.

      In November 2000, the Company offered its employees a voluntary option to surrender and cancel certain outstanding stock option agreements in exchange for awards of restricted stock. Under the terms of the arrangement, each employee that elected to participate agreed to cancel all stock options issued during a specified period. In conjunction with this arrangement, the Company cancelled stock option agreements for the purchase of 8,347,125 shares of common stock and issued 4,271,058 shares of restricted nonvested common stock. The common stock vests over periods up to 48 months. The common stock at the grant date had an aggregate fair value of $13,881, which is being recognized as compensation expense over the vesting period.

      During 2000, the Company issued for no consideration 572,000 shares of common stock to certain executives as a retention bonus. The common stock vests over a four year period from the date of issuance. The common stock at the issuance date had an aggregate fair value of $2,065, which is being recognized as compensation expense over the vesting period.

      The Company recognized stock compensation expense of $1,170 in 2000 and $453 in 1999 related to all restricted stock grants. At December 31, 2000, 443,426 shares of common stock issued in connection with these grants are vested, and 4,339,617 shares are unvested.

     Pro Forma Information

      For the year ended December 31, 1998, pro forma net loss and loss per share information required by Statement No. 123 was determined using the minimum value method. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 5.50%, the dividend yield was estimated to be 0% and the expected life of granted options was assumed to be four years.

      The grant-date fair value of all options granted during 1998 using the minimum value method was less than $0.01, thus no pro forma information has been presented. The exercise price at the grant-date of all options granted through December 31, 1998 was greater than the market value of the underlying common stock on the grant date, as determined by independent appraisal. As a result, the Company has not recognized compensation expense related to these options.

      For the years ended December 31, 2000 and 1999, pro forma net loss and loss per share information required by Statement No. 123 has been determined as if the Company had accounted for its stock-based

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

15.  Stock Compensation Plan — (Continued)

awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,

	2000	1999

Risk free interest rate	6.32%	5.67%

Expected dividend yield	0%	0%

Expected option life	4 years	4 years

Expected stock price volatility	1.34	1.28

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

      For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the period the employees earn the right to retain the shares obtained upon exercise of the stock options or upon the issuance of restricted common stock. The Company’s pro forma net loss is $305,562 and $116,800 for the years ended December 31, 2000 and 1999, respectively. Pro forma basic and diluted loss per share attributable to common stock holders is $3.14 and $2.15 for the years ended December 31, 2000 and 1999, respectively.

16.  Income Taxes

      At December 31, 2000, the Company has a U.S. federal net operating loss carryforward of $295,000. This carryforward begins to expire in 2018. The amount available to be used in any given year will be limited by operation of certain provisions of the Internal Revenue Code. The Company also has state net operating loss carryforwards available, the utilization of which will be similarly limited. The Company has established a valuation allowance with respect to these federal and state loss carryforwards.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

16.  Income Taxes — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2000	1999

Deferred tax assets:

Net operating loss carryforwards	$116,754	$42,583

Deferred revenue	8,099	2,514

Start-up and organizational costs capitalized for tax purposes	1,796	2,566

Book over tax amortization	1,033	—

Allowance for doubtful accounts	706	215

Restructuring charges	692	—

Accrued vacation	170	493

Accrued compensation	—	230

Non-cash compensation expense	8,305	3,543

Other	218	168

Total deferred tax assets	137,773	52,312

Deferred tax liabilities:

Stock options	3,543	1,822

Tax over book depreciation	12,696	279

Prepaid maintenance contracts	3,589	958

Other	18	174

Total deferred tax liability	19,846	3,233

Net future income tax benefit	117,927	49,079

Valuation allowance for net deferred tax assets	(117,927)	(49,079)

Net deferred tax assets	$—	$—

      The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate of 35% to the net loss is as follows:

			For the period from
			January 14, 1998
	Year ended December 31,		(date of inception)
			through
	2000	1999	December 31, 1998

Tax benefit at U.S. statutory rate	$(61,236)	$(36,161)	$(11,359)

State income taxes, net of federal benefit	(7,893)	(4,373)	(984)

Non-deductible goodwill	1,961	2,056	560

Non-deductible expenses	515	408	743

Non-deductible non-qualified stock option exercise	(1,954)	—	155

Other	(241)	(111)	(14)

Change in valuation allowance	68,848	38,181	10,899

Total	$—	$—	$—

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

17.  Operating Leases

      The Company conducts a significant amount of its operations from leased facilities under operating leases that have terms of up to seven years and that generally contain renewal options of two to three years and rent escalation clauses. Future minimum payments under noncancellable operating leases with initial terms of one year or more consist of the following at December 31, 2000:

2001	$6,704

2002	6,332

2003	4,951

2004	3,329

2005	2,241

Thereafter	722

$24,279

      The Company incurred rent expense of $7,848, $3,182, and $718 in 2000, 1999, and 1998, respectively.

18.  Employee Benefit Plan

      The Company established a defined contribution benefit plan effective July 1, 1998. The plan covers substantially all employees who have 30 days of service with the Company. Participants may contribute from 1% to 15% of their annual compensation to the plan. The Company makes matching contributions of common stock up to 6% of the participant’s contributions pursuant to the terms of the plan. No contributions were made by the Company in 1998. The Company contributed to the plan 172,520 and 54,738 shares of common stock with fair values of $1,669 and $600 for the years ended December 31, 2000 and 1999, respectively.

19.  Related Party Transactions

      In September 1999, the Company loaned $2,250 to an officer to purchase 843,750 shares of common stock pursuant to a stock option exercise. Additionally, the Company loaned the same officer $1,900 to fund the officer’s tax liability resulting from the exercise of the options described above. In July 2000, the Company consolidated both loans plus accrued interest of $99 into one full recourse note totaling $4,249, bearing interest at 9% per annum, and payable within 90 days on demand. The Company has classified the portion that represents the stock option exercise, or $2,250, as a reduction of stockholders’ equity at December 31, 2000.

20.  Business and Geographic Segment Information

      The Company is organized into two business units that offer unique software solutions. These operating segments are as follows:

•	Enterprise Applications — provides financial and human resource management, customer relationship management and procurement business process needs; and

•	E-Business Services — provides e-business (B2B) and (B2C) solutions, Enterprise Portal solutions, and AppHost solutions.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

20.  Business and Geographic Segment Information — (Continued)

      Both business units utilize an Internet-based network, which enables clients to use leading business software applications without the burden of owning or managing the underlying technology. These services are delivered to customers through a network of Enterprise Data Centers located in Maryland, California, Europe and Asia.

      The Company evaluates the performance of its operating segments based on contribution margin, or revenues less variable direct costs. This contribution margin excludes an allocation of network and infrastructure costs, selling, general and administrative costs, product research and development costs, non-cash stock compensation expense, and depreciation and amortization.

      The Company does not prepare information regarding segment assets. The accounting policies used by the reportable segments are the same as those used by the Company as described in Note 1 to the consolidated financial statements.

      The following table sets forth information on the Company’s reportable segments.

			For the period from
	Year ended		January 14, 1998
	December 31,		(date of inception)
			through
	2000	1999	December 31, 1998

Revenue:

Enterprise Applications	$48,792	$17,928	$2,138

E-Business Services	60,752	17,585	1,984

Consolidated	$109,544	$35,513	$4,122

Segment operating profit (loss):

Enterprise Applications	$16,815	$9,009	$(21)

E-Business Services	23,120	2,934	718

Consolidated	$39,935	$11,943	$697

      A reconciliation of segment operating profit to net loss during the periods presented is as follows:

			For the period from
			January 14, 1998
	Year ended December 31,		(date of inception)
			through
	2000	1999	December 31, 1998

Segment operating profit for all segments	$39,935	$11,943	$697

Network and infrastructure costs	(26,718)	(16,239)	(2,186)

General and administrative	(27,615)	(22,052)	(19,426)

Sales and marketing	(68,943)	(36,595)	(5,123)

Product research and development	(3,276)	(5,352)	(690)

Restructuring charge	(2,110)	—	—

Non-cash stock compensation expense	(20,998)	(10,351)	(231)

Depreciation and amortization	(52,687)	(22,480)	(3,180)

Interest income	8,813	4,115	367

Interest expense	(21,361)	(6,307)	(2,681)

Net loss	$(174,960)	$(103,318)	$(32,453)

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

20.  Business and Geographic Segment Information — (Continued)

      Revenues from one customer of the Company’s Enterprise Applications segment accounted for approximately 10% and 16% of the Company’s consolidated revenue for the years ended December 31, 2000 and 1999, respectively.

21.  Subsequent Events

      On January 2, 2001, the Company issued the remaining 27,022,059 shares of common stock to the Investors for net cash proceeds of $86,209 and warrants to purchase 9,457,721 shares of common stock at an exercise price of $4.08 per share. On January 2, 2001, the Company entered into a revolving credit facility with CS First Boston and GE Capital Corporation to borrow up to $50,000 for general corporate purposes and to refinance certain existing indebtedness. The credit facility bears interest at the election of the Company at either the prime rate or LIBOR plus variable margin percentages and is due on January 2, 2004. The amount which can be borrowed against the facility is based on a percentage of eligible accounts receivable and 12-month contract backlog. This facility has certain financial covenants and is secured by substantially all assets of the Company not otherwise encumbered.

      On January 2, 2001, the Company borrowed $15,000 under this revolving credit facility. The proceeds were used to early retire $7,905 of existing debt, working capital, finance transaction related expenses and for general corporate purposes. In the first quarter of 2001, the Company will record an extraordinary loss on the early extinguishment of debt of approximately $931 related to the debt retirement.

22.  Quarterly Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

	2000

	Q1	Q2	Q3	Q4

Revenue	$17,790	$26,223	$28,268	$37,263

Gross profit	450	2,714	3,008	7,045

Net loss	(39,646)	(41,973)	(47,752)	(45,589)

Basic and diluted net loss per share	(0.42)	(0.43)	(0.49)	(0.44)

	1999

	Q1	Q2	Q3	Q4

Revenue	$4,392	$6,683	$9,777	$14,661

Gross profit	(1,702)	(2,044)	(660)	110

Net loss	(17,691)	(23,595)	(27,767)	(34,265)

Basic and diluted net loss per share	(31.03)	(0.29)	(0.31)	(0.37)

      Gross profit is defined as revenue less direct cost of services and network and infrastructure costs.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except share and per share amounts)

22.  Quarterly Financial Data (Unaudited) — (Continued)

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Directors and Executive Officers” in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 9, 2001.

Item 11.  Executive Compensation

      The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement which will be filed with the Commission no later than April 9, 2001. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the Proxy Statement are not incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement which will be filed with the Commission no later than April 9, 2001.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement which will be filed with the Commission no later than April 9, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Financial Statements

      See Part II, Item 8 hereof.

  Financial Statement Schedules

      Schedule II — Valuation of Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and have therefore been omitted.

  Exhibits.

Exhibit
No.	Description

3.1(d)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(d)	Amended and Restated Bylaws of the Company.

Exhibit
No.	Description

3.3(g)	First Amendment to the Company’s Second Amended and Restated Certificate of Incorporation.
4.1(b)	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company.
4.2(c)	Indenture for the 7% Convertible Subordinated Notes due November 1, 2004 between the Company, as issuer, and the Bank of New York, as Trustee, dated as of October 29, 1999.
10.1(b)	Stock Purchase Agreement between the Company and the Initial Series A Purchasers dated June 18, 1998.
10.2(b)	Stock Purchase Agreement between the Company and certain of the Initial Series A Purchases dated September 18, 1998.
10.3(b)	Stock Purchase Agreement between the Company and U S WEST dated June 18, 1998.
10.4(b)	Stock Purchase Agreement between the Company and the Account Management Purchasers dated June 19, 1998.
10.5(b)	Stock Purchase Agreement between the Company and HAGC Partners dated June 19, 1998.
10.6(b)	Stock Purchase Agreement between the Company and Chris Horgen dated June 19, 1998.
10.7(b)	Stock Purchase Agreement between the Company and USi Partners, Ltd. dated June 19, 1998.
10.8(b)	Stock Purchase Agreement among the Company, IIT Holding, Inc., Luis Sebastian Alegrett, Michael Mai, Carlos E. Bravo, and Vincente Perez de Tudela dated August 28, 1998.
10.9(b)	Amended and Restated Stock Purchase Agreement among the Company, Advanced Communication Resources, Inc., Matthew D. Kanter, The Benjamin Kanter 1997 QSST Trust, the Ronald Kanter 1997 QSST Trust and David S. Walden dated October 2, 1998.
10.10(b)	Stock Purchase Agreement between the Company and certain other parties dated December 31, 1998.
10.11(b)	Amended and Restated Stockholders Agreement between the Company and certain other parties dated December 31, 1998.
10.12(a)(j)	Employment Agreement between the Company and Christopher R. McCleary dated November 10, 2000.
10.13(b)	Employment Agreement between the Company and Stephen E. McManus dated June 2, 1998.
10.14(h)	Employment Agreement between the Company and Andrew A. Stern dated July 21, 2000.
10.15(b)	Note Purchase Agreement among the Company and the Account Management Purchasers dated September 8, 1998.
10.16(b)	Note Purchase Agreement between the Company and Southeastern Technology Fund, L.P. dated September 8, 1998.
10.17(b)(f)	Software License and Services Agreement between the Company and Broadvision, Inc. dated July 22, 1998.
10.18(e)	Note Purchase Agreement among the Company and the Account Management Purchasers dated September 8, 1998.
10.19(e)	Note Purchase Agreement between the Company and the Southeastern Technology Fund, L.P. dated September 8, 1998.
10.20(b)	Note Purchase Agreement between the Company and certain other parties dated September 8, 1998.

Exhibit
No.	Description

10.21(e)	Note Purchase Agreement between the Company and U S WEST, Inc. dated September 8, 1998.
10.22(b)	Note Purchase Agreement between the Company and certain other parties dated December 16, 1998.
10.23(b)	Note Purchase Agreement between the Company and U S WEST dated December 29, 1998.
10.24(b)(f)	SiebelNet Agreement between the Company and SiebelNet, Inc. dated January 31, 1999.
10.25(b)	Amended and Restated 1998 Stock Option Plan.
10.26(b)	Nonqualified Stock Option Agreement between USi and Christopher McCleary dated March 19, 1999.
10.27(i)	Common Stock Purchase Agreement between the Company and Acqua Wellington North American Equities Fund, Ltd. Dated November 13, 2000.
10.28(i)	Common Stock Purchase Agreement between the Company and certain other parties dated November 13, 2000.
21.1(d)	Subsidiaries of the Company.
23.1(a)	Consent of Ernst & Young LLP, independent auditors (regarding the Company’s financial statements).
23.2(a)	Consent of Ernst & Young LLP, independent auditors (regarding IIT financial statements).
23.3(a)	Consent of Bassan & Associados S.C., independent auditors (regarding IIT financial statements).

(a)	Filed herewith.

(b)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-70717)

(c)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed by the Company on November 15, 1999.

(d)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-93299).

(e)	Not filed, in accordance with Instruction No. 2 to Item 601 of Regulation S-K, because the contract is substantially identical to Exhibit 10.20 except as to the parties thereto and the principal amount of the note.

(f)	Confidential treatment obtained as to certain portions.

(g)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-95543).

(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed by the Company on November 14, 2000.

(i)	Incorporated by reference to the Company Current Report on Form 8-K for the event dated November 13, 2000 filed by the Company on November 22, 2000.

(j)	Confidential treatment requested as to certain portions.

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

      We filed a Current Report on Form 8-K dated April 24, 2000 under which we filed a press release relating to the election of Ken Sichau to the board of directors.

      We filed a Current Report on Form 8-K dated July 26, 2000 under which we filed a press release relating to the election of Andrew A. Stern as Chief Executive Officer of the Company, and a press release in connection with the Company’s second quarter financial results.

      We filed a Current Report on Form 8-K dated October 26, 2000 under which we filed a press release relating to the Company’s third quarter conference call.

      We filed a Current Report on Form 8-K dated November 22, 2000 under which we filed a press release relating to the Company signing commitments for over $300 million in equity and commercial credit facilities from financial and strategic investors and lenders.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, USinternetworking, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland on March 29, 2001.

USINTERNETWORKING, INC.

By:	/s/ANDREW A. STERN

Andrew A. Stern
Chief Executive Officer and Director
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTOPHER R. MCCLEARY Christopher R. McCleary	Chairman of the Board
/s/ MARK J. MCENEANEY Mark J. McEneaney	Senior Vice President and Chief Financial Officer
/s/ STEPHEN E. MCMANUS Stephen E. McManus	President — E-Business Services Unit and Director
/s/ FRANK A. ADAMS Frank A. Adams	Director
/s/ CATHY M. BRIENZA Cathy M. Brienza	Director
/s/ MICHAEL C. BROOKS Michael C. Brooks	Director
Benjamin Diesbach	Director
/s/ WILLIAM F. EARTHMAN William F. Earthman	Director
/s/ R. DEAN MEISZER R. Dean Meiszer	Director
/s/ DAVID J. POULIN David J. Poulin	Director
/s/ RAY A. ROTHROCK Ray A. Rothrock	Director
/s/ JOHN H. WYANT John H. Wyant	Director
/s/ JOSEPH R. ZELL Joseph R. Zell	Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

USinternetworking, Inc.

December 31, 2000

(in thousands)

		Additions

	Balance at	Charged to Costs	Charged to Other	Deductions —		Balance at End
Description	Beginning of Period	and Expenses	Accounts — Describe	Describe		of Period

Year Ended December 31, 2000:

Deducted from assets accounts:

Allowance for doubtful accounts	$543	$3,891		$2,649	(1)	$1,785

Accrued liabilities:

Other accrued liabilities — restructuring charge	$0	$2,110		$0		$2,110

Year Ended December 31, 1999:

Deducted from asset accounts:

Allowance for doubtful accounts	$142	$415		$14	(1)	$543

Period from January 14, 1998 (date of inception) through December 31, 1998:

Deducted from asset accounts:

Allowance for doubtful accounts	$0	$142		$0	(1)	$142

(1)	Uncollectible accounts written-off, net of recoveries.