Form 10-Q
period 2001-03-31
USINTERNETWORKING INC
filed 2001-05-15
CIK 1076732

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission File number 25737

USinternetworking, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2078325 (I.R.S. Employer Identification No.)

One USi Plaza, Annapolis, MD 21401-7478

(Address of principal executive offices)
(Zip Code)

(410) 897-4400

Registrant’s telephone number, including area code:

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Shares outstanding of the Registrant’s common stock

Class	Outstanding at May 7, 2001

Common Stock, $.001 par value	144,977,264

INDEX

USinternetworking, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

USinternetworking, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2001	2000

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$111,669	$56,962

Restricted cash	6,102	3,102

Accounts receivable, less allowance of $3,042 in 2001 and $1,785 in 2000.	38,493	35,312

Due from officer	2,158	2,158

Prepaid software maintenance costs	9,060	9,115

Prepaid expenses and other current assets	4,382	4,232

Total current assets	171,864	110,881

Deferred iMAP costs, net of accumulated amortization of $25,095 in 2001 and $18,820 in 2000	30,241	29,943

Software licenses, net of accumulated amortization of $11,620 in 2001 and $9,727 in 2000	18,834	20,548

Property and equipment, net of accumulated depreciation of $66,593 in 2001 and $52,336 in 2000	219,936	218,563

Goodwill, net of accumulated amortization of $18,096 in 2001 and $15,723 in 2000	27,372	27,560

Deferred financing costs and other assets, net of accumulated amortization of $1,530 in 2001 and $1,232 in 2000	12,372	11,288

Total assets	$480,619	$418,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$13,945	$23,259

Accrued compensation and benefits	13,110	14,718

Other accrued expenses	8,057	6,098

Deferred revenue	20,796	20,478

Current portion of capital lease obligations	30,329	21,802

Current portion of long-term debt	16,132	22,020

Total current liabilities	102,369	108,375

Capital lease obligations, less current portion	47,839	39,238

Long-term debt, less current portion	35,713	29,187

Convertible subordinated notes	125,000	125,000

Total liabilities	310,921	301,800

Commitments and contingent liabilities	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.001 par value, 450,000,000 shares authorized; issued and outstanding shares of 144,674,172 in 2001 and 115,063,871 in 2000	145	115

Additional paid-in capital	541,802	444,878

Note receivable from officer for purchase of common stock	(2,250)	(2,250)

Unearned compensation	(13,825)	(15,029)

Accumulated deficit	(356,174)	(310,731)

Total stockholders’ equity	169,698	116,983

Total liabilities and stockholders’ equity	$480,619	$418,783

See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended
	March 31,

	2001	2000

	(unaudited)

Revenue	$36,664	$17,790

Costs and expenses:

Direct cost of services	19,409	11,249

Network and infrastructure costs	7,966	6,090

General and administrative	6,759	6,225

Sales and marketing	15,222	17,256

Product research and development	709	512

Restructuring charge	1,020	—

Non-cash stock compensation expense:

Direct cost of services	1,345	594

Network and infrastructure costs	1,253	1,137

General and administrative	2,585	1,064

Sales and marketing	1,795	1,319

Product research and development	3	10

	6,981	4,124

Depreciation and amortization	18,547	9,330

Total costs and expenses	76,613	54,786

Operating loss	(39,949)	(36,996)

Other income (expense):

Interest income	2,044	1,903

Interest expense	(7,538)	(4,553)

	(5,494)	(2,650)

Net loss	$(45,443)	$(39,646)

Basic and diluted loss per common share attributable to common stockholders	$(0.33)	$(0.42)

See accompanying notes.

USinternetworking, Inc.

Consolidated Statement of Stockholders’ Equity

Three months ended March 31, 2001

(In thousands, except share amounts)

	Common Stock		Additional	Note			Total
			Paid-in	Receivable	Unearned	Accumulated	Stockholders’
	Shares	Par value	Capital	From Officer	Compensation	Deficit	Equity

Balance at January 1, 2001	115,063,871	$115	$444,878	$(2,250)	$(15,029)	$(310,731)	$116,983

Issuance of common stock for cash, net of offering costs of $6,664	28,634,815	29	90,182	—	—	—	90,211

Issuance of restricted stock in connection with employee bonus plan	240,193	—	636	—	(428)	—	208

Common stock issued upon exercise of stock options	151,341	—	336	—	—	—	336

Common stock issued for employee stock purchase plan	454,904	1	821	—	—	—	822

Contribution of common stock to employee benefit plan	129,048	—	468	—	—	—	468

Stock compensation expense for issuance of common stock options at below fair market value	—	—	4,481	—	—	—	4,481

Amortization of unearned compensation	—	—	—	—	1,632	—	1,632

Net loss for the period January 1, 2001 through March 31, 2001	—	—	—	—	—	(45,443)	(45,443)

Balance at March 31, 2001 (unaudited)	144,674,172	$145	$541,802	$(2,250)	$(13,825)	$(356,174)	$169,698

      See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	March 31,

	2001	2000

	(unaudited)

Operating Activities

Net loss	$(45,443)	$(39,646)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	16,174	7,458

Amortization	2,373	1,872

Non-cash stock compensation expense	6,981	4,124

Non-cash interest expense	—	65

Changes in operating assets and liabilities:

Accounts receivable	(3,181)	(3,285)

Prepaid expenses and other current assets	(95)	(5,492)

Deferred iMAP costs	(298)	(5,590)

Accounts payable	(9,314)	711

Accrued compensation	(1,608)	663

Other accrued expenses	1,959	1,198

Deferred revenue	318	2,784

Net cash used in operating activities	(32,134)	(35,138)

Investing Activities

Purchases of property and equipment	(9,700)	(30,925)

Proceeds from sale-leaseback transaction	17,900	—

Investment in restricted cash	(3,000)	—

Purchases of available-for-sale securities	—	(12,130)

Proceeds from sale of available-for-sale securities	—	20,863

Payments to shareholders of acquired businesses	(2,185)	—

Changes in other assets	(1,084)	—

Net cash provided by (used in) investing activities	1,931	(22,192)

Financing Activities

Proceeds from exercise of employee stock options	336	795

Proceeds from issuance of common stock to Employee Stock Purchase Plan	822	—

Proceeds from issuance of common stock, net of offering costs	90,211	119,968

Proceeds from issuance of long-term debt	15,940	15,799

Payments on long-term debt	(14,361)	(2,179)

Payments on capital lease obligations	(8,039)	(2,201)

Net cash provided by financing activities	84,910	132,182

Net increase in cash and cash equivalents	54,707	74,852

Cash and cash equivalents at beginning of period	56,962	112,302

Cash and cash equivalents at end of period	$111,669	$187,154

Supplemental cash flow information:

Additional capital purchases acquired via capital leases	$6,133	$5,618

See accompanying notes.

USinternetworking, Inc.

Notes to Consolidated Financial Statements

March 31, 2001
(unaudited)

1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  Adoption of Recent Accounting Pronouncements

      As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

      Upon adoption of the Statement on January 1, 2001, the Company maintained an interest rate swap agreement in the notional amount of $4,750 related to outstanding notes payable. The interest rate swaps effectively fix the rate of interest on a portion of the Company’s floating rate term loans, and are settled as the related term notes mature. The adoption of the statement was immaterial to the Company’s financial condition and results of operations.

3.  Loss Per Share

      The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended
	March 31,

	2001	2000

Numerator:

Net loss	$(45,443)	$(39,646)

Denominator:

Weighted-average number of shares of common stock outstanding and not subject to repurchase during the period	137,905,633	94,676,274

Basic and diluted loss per common share	$(0.33)	$(0.42)

      Basic loss per share is based upon the average number of shares of common stock outstanding during the periods.

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

March 31, 2001
(unaudited)

3.  Loss Per Share — (Continued)

      Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of unvested restricted common stock, stock options and warrants.

4.  Capital Lease Obligations

      The Company has entered into capital lease agreements to acquire certain equipment. Property and equipment includes the following amounts for leases that have been capitalized.

	March 31,	December 31,
	2001	2000

Computers and software	$102,476	$79,356

Accumulated amortization	(26,374)	(20,688)

Total	$76,102	$58,668

      Amortization of leased property is included in depreciation and amortization expense.

      Future minimum payments under capital lease obligations consist of the following at March 31, 2001:

2001	$29,522

2002	35,781

2003	75,724

2004	688

Total minimum lease payments	141,715

Amounts representing interest	(63,547)

Present value of capital lease obligations	78,168

Current portion	(30,329)

Capital lease obligations, non-current	$47,839

5.  Long-Term Debt

      Long-term debt consists of the following:

	March 31,	December 31,
	2001	2000

Note payable to bank due in June 2001 and bearing interest at 9% per annum. This note is payable in aggregate monthly installments of principal and interest of $7 with all unpaid principal and interest due at maturity. This note is secured by a mortgage on the real property purchased with the proceeds and with restricted cash equal to the principal balance pledged as additional security	$586	$795

Notes payable due September 1, 2002 through May 1, 2003 and bearing interest at 11.3% to 13.61% per annum. These notes are payable in aggregate monthly installments of principal and interest of $303 and are collateralized by certain furniture, fixtures, equipment, and software	5,842	13,568

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

March 31, 2001
(unaudited)

5.  Long-Term Debt — (Continued)

	March 31,	December 31,
	2001	2000

Notes payable due January 2002 through March 2002 and bearing interest at 10.0% to 11.9% per annum. These notes are payable in quarterly installments of $1,071 with all unpaid principal and interest due at maturity. These notes are collateralized by certain software licenses	4,187	9,030

Notes payable due in May 2002 and bearing interest at 12.4% and 13.1% per annum. The notes are payable in aggregate monthly installments of principal and interest of $446 and are collateralized by certain equipment	6,113	7,235

Notes payable due on February 2005 through May 2006 and bearing interest at 7.5% per annum. The notes are payable in aggregate monthly installments of principal and interest of $79 with all unpaid principal and interest due at maturity. The notes are secured by a mortgage on the real property purchased with the proceeds	8,148	8,232

Notes payable due on March 1, 2001 and bearing interest at 6.6% per annum. These notes were payable in aggregate monthly installments of principal and interest of $39 and were collateralized by the general assets of the Company	—	154

Notes payable due between March 2003 and September 2004 and bearing interest at rates from 8.25% to 10.25% per annum. The notes are payable in aggregate monthly installments of principal and interest of $2 and are secured by automobiles purchased with the proceeds	95	99

Note payable due on December 29, 2003 bearing interest at 9.8% per annum. The note is payable in monthly principal installments of $99 plus interest and is collateralized by restricted cash equal to the principal balance and certain building improvements	3,365	3,563

Note payable due June 1, 2010 and bearing interest at 8.80% per annum. The note is payable in aggregate monthly installments of principal and interest of $55 with all unpaid principal and interest due at maturity. This note is secured by a mortgage on the real property purchased with the proceeds and restricted cash for a portion of the outstanding balance	6,698	6,719

Amount outstanding under revolving credit line. Credit line expires on January 2, 2004 and bears interest based on a floating rate. Current rate is LIBOR plus 4.75%. Note is interest only with principal due upon facility expiration. The note is secured by the general assets of the Company	15,000	—

Note payable to former shareholders of Conklin, bearing interest at 10% per annum and due with accrued interest on October 8, 2001.	2,000	2,000

Total	52,034	51,395

Less: current portion	16,132	22,020

Less: discounts	189	188

	$35,713	$29,187

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

March 31, 2001
(unaudited)

5.  Long-Term Debt — (Continued)

      Aggregate maturities of long-term debt at March 31, 2001 are as follows:

April 1, 2001 through December 31, 2001	$12,800

2002	8,232

2003	2,372

2004	15,567

2005	6,545

2006 and thereafter	6,518

Total	$52,034

      At March 31, 2001, the fair value of long-term debt approximates its carrying value.

6.  Property and Equipment

      Property and equipment consists of the following:

	March 31,	December 31,
	2001	2000

Building and land	$46,854	$42,430

Furniture and fixtures	5,839	5,820

Equipment and automobiles	11,639	11,328

Computers and software	210,187	199,436

Leasehold improvements	12,010	11,885

Total	286,529	270,899

Accumulated depreciation	(66,593)	(52,336)

Total	$219,936	$218,563

      Substantially all property and equipment is collateralized under financing arrangements.

7.  Segment Information

      The following tables set forth the Company’s operating segments:

	Three months ended
	March 31,

	2001	2000

Revenues:

Enterprise Wide Solutions	$17,198	$7,761

E-Commerce and Web Based Solutions	19,466	10,029

Consolidated	$36,664	$17,790

Segment operating profit:

Enterprise Wide Solutions	$6,712	$3,024

E-Commerce and Web Based Solutions	10,543	3,517

Consolidated	$17,255	$6,541

USinternetworking, Inc.

Notes to Consolidated Financial Statements — (Continued)

March 31, 2001
(unaudited)

7.  Segment Information — (Continued)

      A reconciliation of segment operating profit to net loss during the periods presented is as follows:

	Three months ended
	March 31,

	2001	2000

Segment operating profit for all segments	$17,255	$6,541

Network and infrastructure costs	(7,966)	(6,090)

General and administrative	(6,759)	(6,225)

Sales and marketing	(15,222)	(17,256)

Product research and development	(709)	(512)

Non-cash stock compensation expense	(6,981)	(4,124)

Restructuring charge	(1,020)	—

Depreciation and amortization	(18,547)	(9,330)

Interest income	2,044	1,903

Interest expense	(7,538)	(4,553)

Net loss	$(45,443)	$(39,646)

8.  Restructuring Charge

      In December 2000, the Company accrued a restructuring charge of $2,110. The restructuring charge consisted of accrued severance costs of $727 related to the involuntary termination of 3 employees of the Company and non-cancelable lease obligations of $1,383 related to the closing of three sales offices. Additionally, the Company accrued a restructuring charge of $1,020 in January 2001 related to severance costs for the involuntary termination of 144 employees of the Company. Approximately $1,234 of the accrued restructuring charges has been paid as of March 31, 2001 and $556 was recognized as a reduction of the estimated accrual for the termination of various non-cancelable lease costs. The Company was able to negotiate a more favorable lease termination settlement on certain properties than initially anticipated. The following table summarizes the activity related to the accrued restructuring charges for the three-month period ended March 31, 2001.

	Severance and	Non-cancelable
	related costs	lease costs	Total

Balance at December 31, 2000	$727	$1,383	$2,110

Restructuring charge in 2001	1,020	—	1,020

Payments in 2001	(1,184)	(50)	(1,234)

Changes in estimate for restructuring accrual	—	(556)	(556)

Balance at March 31, 2001	$563	$777	$1,340

      The remaining accrued restructuring charge of $1,340 is included in other accrued expenses in the accompanying consolidated balance sheet as of March 31, 2001.

9.  Stock Warrants

      In connection with shares of common stock issued for cash on January 2, 2001, the Company granted warrants to purchase 9,457,721 shares of common stock at an exercise price of $4.08, which expire in January 2006. All of the warrants remained outstanding at March 31, 2001. For further information, refer to notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art GSP environment. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP offerings. In 2000, we completed our development activities, increased our client base, and expanded our iMAP offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of $356,174.

      As of March 31, 2001, we had 238 signed contracts with 168 clients accounting for total revenue, assuming payment over the full contract terms, of over $368,419. While we have experienced significant growth in revenue under contract in recent periods and currently expect continued growth in revenue, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for 2001.

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

Historical Results of Operations

  Revenue

	Three months	Three months
	ended	ended
	March 31, 2001	March 31, 2000

iMAP	$33,323	$13,823

Professional IT services	3,341	3,967

Total revenue	$36,664	$17,790

Enterprise Wide Solutions	$17,198	$7,761

E-Commerce and Web Based Solutions	19,466	10,029

Total revenue	$36,664	$17,790

  Direct cost of services

	Three months	Three months
	ended	ended
	March 31, 2001	March 31, 2000

iMAP	$17,200	$8,729

Professional IT services	2,209	2,520

Network and infrastructure	7,966	6,090

Total direct cost of services and Network and infrastructure costs	$27,375	$17,339

Enterprise Wide Solutions	$10,486	$4,737

E-Commerce and Web Based Solutions	8,923	6,512

Network and infrastructure	7,966	6,090

Total direct cost of services and Network and infrastructure costs	$27,375	$17,339

  Comparison of the three-month period ended March 31, 2001 to the three-month period ended March 31, 2000

      Revenue. For the three months ended March 31, 2001, we generated $36,664 of revenue as compared to $17,790 for the same prior year period.

      The increase of $19,500 in iMAP revenue is attributable to the increase in client iMAP contracts. At March 31, 2001, we had 238 iMAP contracts versus 147 at March 31, 2000. Included in our 2001 iMAP revenues was a one-time fee of $2,750 related to the early termination of an E-Commerce contract. Professional IT services revenue decreased $626, primarily due to shifting resources from traditional IT clients to iMAP.

      The increase of $9,437 in Enterprise Wide Solutions revenue is mainly attributable to additional iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $9,437 in E-Commerce and Web Based Solutions is mainly attributable to additional client iMAP contracts for our E-commerce and E-business products.

      Gross margins, direct costs of services, network and infrastructure costs. For the three-months ended March 31, 2001, we incurred $27,375 for direct costs of services and network and infrastructure costs as compared to $17,339 for the same prior year period. The increase of $10,036 is mainly attributable to our increase in the volume of iMAP services.

      For the three-months ended March 31, 2001, we incurred $17,200 and $2,209 of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 2000, we incurred $8,729 of direct costs related to iMAP services and $2,520 of direct costs related to professional IT services. The $8,471 increase in iMAP services costs is directly attributable to our increase in iMAP contracts. In addition, we also wrote-off $809 of deferred iMAP costs related to the early termination of a contract for which we received a termination fee. The $311 decrease in professional IT services costs is directly related to the decrease in professional services revenue.

      In addition, we incurred $7,966 of costs related to the maintenance of our network and infrastructure costs for the three-months ended March 31, 2001 and $6,090 in related costs during the same period in 2000. The increase of $1,876 is attributable to costs required to support our increase in business growth.

      Gross margins, including iMAP network and infrastructure costs, for the three-months ended March 31, 2001 were 24% and 34% for iMAP and professional IT services, respectively. These margins for the comparable 2000 period were (7)% and 36%, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase. Professional IT services margins are expected to remain constant for the foreseeable future.

      For the three-months ended March 31, 2001, we incurred $10,486 and $8,923 of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the same period in 2000, we incurred $4,737 of direct costs related to Enterprise Wide Solutions and $6,512 of direct costs related to E-Commerce and Web Based Solutions. Both increases are directly attributable to incremental client costs associated with our increase in iMAP client contracts.

      Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions were 39% and 39% for the three-months ended March 31, 2001 and 2000, respectively. Segment operating profit margins for E-Commerce and Web Based Solutions improved to 54% for the three-months ended March 31, 2001 as compared to 35% for the same period in 2000. This improvement reflects the utilization of the investment made in 2000 to support the increase in iMAP contracts.

      General and administrative expenses. For the three-months ended March 31, 2001, we incurred $6,759 of general and administrative expenses compared to $6,225 for the same period in 2000. The increase of $534 principally reflects the costs associated with increased executive, finance, human resource, corporate information systems and facilities personnel required to support the growth in operations.

      Sales and marketing expenses. For the three-months ended March 31, 2001, we incurred $15,222 of sales and marketing expenses compared to $17,256 for the same period in 2000. The decrease of $2,034 reflects lower marketing and advertising costs incurred for the three-months ended March 31, 2001. In addition, we also decreased the number of product management personnel due to the consolidation of business units from eight in 2000 to two in 2001.

      Product research and development expenses. For the three-months ended March 31, 2001, we incurred $709 of product research and development expenses compared to $512 for the same period in 2000. We expect our product research and development costs to remain constant for the foreseeable future.

      Non-cash stock compensation expense. For the three-months ended March 31, 2001, we incurred a total of $6,981 in non-cash stock compensation expenses compared to $4,124 for the same period in 2000. Of the $2,857 increase, $410 reflects the period’s expense in connection with employee stock options we granted for nominal exercise prices in lieu of cash bonuses. The remaining amount of $2,447 reflects the amortization of unearned compensation for awards in prior periods. We expect to incur up to $12,930 of non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock. We also expect to incur up to $10,552 in non-cash stock compensation expense through 2002 related to the intrinsic value of 1999 and 2000 stock option grants.

      Depreciation and amortization. For the three-months ended March 31, 2001, we incurred $18,547 in depreciation and amortization expenses, compared to $9,330 for the same period in 2000. Of the $9,217 million increase, $8,717 represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $500 represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT and EnableVision.

      Interest income and expense. For the three-months ended March 31, 2001, we incurred $7,538 in interest expense and generated $2,044 of interest income. For three-months ended March 31, 2000, we incurred $4,553 of interest expense and generated $1,903 of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our client solutions and in our network and infrastructure. See Notes 4 and 5 to our March 31, 2001 consolidated financial statements for a summary of our capital lease and long-term debt obligations at March 31, 2001.

      We generated interest income in the first three-months of 2001 from the temporary investments of our proceeds from our November 2000 and January 2001 debt and equity transactions. During the same prior year period, we generated interest income from the temporary investment of the proceeds of our February 2000 common stock offering and November 1999 debt offering.

Future Assessment of Recoverability and Impairment of Goodwill

      In connection with our acquisition of IIT, ACR, Conklin, and EnableVision LLC, we recorded goodwill that is being amortized on a straight-line basis over its estimated useful life. At March 31, 2001 the unamortized portion of these intangibles was $27,372, which represented 6% of total assets and 16% of stockholders’ equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be between three to five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

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

Liquidity and Capital Resources

      At March 31, 2001, we had cash and cash equivalents of $111,669. On January 2, 2001 we closed a series of debt and equity transactions resulting in gross proceeds of $106,151. Cash in excess of operating requirements is invested in high grade liquid financial instruments with maturities less than 90 days.

      For the three-months ended March 31, 2001, we used $32,134 in operating activities, provided $1,931 from investing activities and raised $84,910 (net of debt repayments) through financing activities. Cash used in operating activities was used to fund working capital needs. Specifically, we used approximately

$6,573 to fund implementation costs associated with iMAP clients added during the quarter. The accounts receivable balance was $38,493 at March 31, 2001, which includes unbilled accounts receivable of $10,915. During the first quarter, we wrote-off $393 and reserved an additional $1,650 of accounts receivable related to several early-stage companies that were experiencing financial difficulty. At March 31, 2001 our accounts receivable balance has no specific industry or customer concentration. Cash was provided from investing activities due to the sale-leaseback of certain computing hardware and software. In addition to the sales leaseback transaction, the company used cash in investing activities primarily to purchase computing hardware and software required to support our shared infrastructure and new iMAP clients. During the first quarter of 2001, we acquired $15,833 in property and equipment, including equipment financed with capital leases, compared to $36,543 purchased in the first quarter of 2000.

      Cash will be required for the remainder of 2001 to fund capital expenditures, which are estimated to be approximately $60,000, as well as to continue to fund operating activities. Included in the capital expenditures estimate is $6,000 related to committed facilities costs. In addition to the cash resources on hand, we have the following financing sources available:

•	$50,000 revolving line of credit led by GE Capital. Availability under this line is based upon accounts receivable balance and our 12 month backlog, which is the committed revenue we expect to obtain from our iMAP contracts over the next 12 months. The line requires that we meet certain financial covenants and is secured by substantially all of our assets. As of March 31, 2001, we had used approximately $16,000 of the line. Of the remaining $34,000, an additional $23,000 is currently available.

•	$50,000 of lease financing for HP products, of which $13,360 has been funded and $16,640 is currently available. This commitment expires June 30, 2001. We expect to negotiate additional vendor financing which will enable us to continue to lease HP products in the future.

•	$20,000 in long-term fixed asset financing from Compaq, of which $6,981 has been funded and $6,700 remains available. This commitment expires June 30, 2001. We expect to negotiate additional vendor financing which will enable us to continue to lease Compaq products in the future.

•	$20,000 in long-term fixed asset financing from Sun Microsystems, of which $4,385 has been funded and $8,680 remains available. This commitment expires June 30, 2001. We expect to negotiate additional vendor financing which will enable us to continue to lease Sun Microsystems products in the future.

•	We have entered into an equity draw-down agreement with Acqua Wellington North American Equities Fund Ltd., which permits us to sell shares of our common stock to Acqua Wellington at our sole discretion, depending upon our needs. To date, Acqua Wellington has purchased $5,000 of our common stock under this agreement. The shares are sold at a 4% to 6% discount based on the market price of our common stock at the time of the draw. The amount of stock sold in a given draw period is based on the stock price during such draw period. Below $3 per share, Acqua Wellington is not obligated to purchase our common stock. In addition, the SEC has recently applied regulatory limitations on such “at the market” equity draw down facilities that limit the capacity of our draw downs from Acqua Wellington to below the $140,000 of common stock contemplated by the original agreement. We are currently negotiating an amendment to our agreement with Acqua Wellington to decrease the per share trading price at which we can obligate Acqua Wellington to purchase our common stock in a lower aggregate amount which complies with the regulatory limitations. We cannot assure that we will be successful in these negotiations with Acqua Wellington.

      We believe that our available resources and cash and cash equivalents will be sufficient to fund our operations, including planned levels of capital expenditure, for the foreseeable future, assuming normal vendor financing and the successful implementation of our current business model. The majority of the base infrastructure required to provide our iMAP offerings has been purchased. As a result, we expect that our capital expenditures for the next several years will now largely be success-based, consisting of software licenses, hardware and the expansion of existing data center facilities required to implement iMAP offerings for our new customers. These new customer contracts are expected to have an average term of three to five years; however, we anticipate that many of our customers will renew their contracts due to the cost and complexity of switching service providers.

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

Restructuring

      In December 2000, we accrued a restructuring charge of $2,110 related to severance costs associated with the involuntary termination of certain employees of USi and non-cancelable lease costs associated with the closing of three sales offices. In January 2001, we accrued a restructuring charge of $1,020 related to severance costs associated with the involuntary termination of certain employees of USi. We anticipate that substantially all of this restructuring accrual will be paid in 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates. Market risk is the risk of loss to future earnings, to fair value or to future cash flows that may result from the changes in the price of financial instruments. At March 31, 2001, we had cash and cash equivalents of $111,669, which consisted of demand deposit and money market accounts. The accounts are interest rate sensitive; however, these investments have short maturities mitigating this sensitivity. A hypothetical 100 basis point change in interest rates would result in an immaterial change in our net loss for the three months ended March 31, 2001. At March 31, 2001, the fair value of long-term debt and capital leases approximates its carrying value. A hypothetical 100 basis point change in interest rates would result in an immaterial change in the fair value of the long-term debt and capital leases. Changes in the quoted market price of our common stock affects the fair value of our convertible subordinated notes. At March 31, 2001, we had $125,000 of convertible subordinated notes outstanding, bearing interest at 7%, that mature November 1, 2004. The estimated fair value of these notes was $44,375 at March 31, 2001, which represents a 32% decrease in the estimated fair value from December 31, 2000. We continue to manage our exposure to this risk through our regular operating and financing activities. There have been no other significant changes in our interest rate risk and other market risks.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

           On January 2, 2001, we issued 27,022,059 shares of common stock with certain registration rights for an aggregate purchase price of $91,875,000 to our Chairman Christopher R. McCleary, Chief Executive Officer Andrew A. Stern, certain venture investors, Microsoft, Inc., CFE, Inc., (a wholly owned subsidiary of GE Capital) and Aether Systems. We also issued to these shareholders warrants to purchase 9,457,721 shares of common stock for $4.08 per shares.

      The offer and sale of the securities above were made in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) thereunder. The purchasers of these securities represented that they had adequate access to information about the Company and were experienced in making such investments.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are included herein:

      None.

      (b)  Reports on Form 8-K.

      We filed a Current Report on Form 8-K dated January 17, 2001 under which we filed a press release announcing our fourth quarter financial results.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, USinternetworking, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland on May 15, 2001.

USINTERNETWORKING, INC.

By:	/s/ ANDREW A. STERN

Andrew A. Stern
Chief Executive Officer

By:	/s/ MARK J. MCENEANEY

Mark J. McEneaney
Senior Vice President and Chief Financial Officer