Form 10-Q
period 2001-06-30
USINTERNETWORKING INC
filed 2001-08-14
CIK 1076732

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File number 25737

_______________

USinternetworking, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2078325

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

One USi Plaza, Annapolis, MD 21401-7478
(Address of principal executive offices)
(Zip Code)

(410) 897-4400
Registrant’s telephone number, including area code:

_______________

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding of the Registrant’s common stock

Class	Outstanding at August 3, 2001

Common Stock, $.001 par value	145,013,172

INDEX

USinternetworking, Inc.

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements of USinternetworking, Inc.

	Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 (unaudited) and for the six months ended June 30, 2001 and 2000 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2001 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	18

PART II	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

USinternetworking, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$79,168	$56,962

Restricted cash	5,552	3,102

Accounts receivable, less allowance of $1,819 in 2001 and

$1,785 in 2000	32,212	35,312

Due from director	2,553	2,158

Prepaid hardware and software maintenance costs	7,965	9,115

Prepaid expenses and other current assets	3,780	4,232

Total current assets	131,230	110,881

Deferred iMAP costs, net of accumulated amortization of

$32,431 in 2001 and $18,820 in 2000	27,858	29,943

Software licenses, net of accumulated amortization of

$12,534 in 2001 and $9,727 in 2000	16,224	20,548

Property and equipment, net of accumulated depreciation of

$81,169 in 2001 and $52,336 in 2000	218,550	218,563

Goodwill, net of accumulated amortization of $20,625 in 2001

and $15,723 in 2000	27,143	27,560

Deferred financing costs and other assets, net of

accumulated amortization of $1,826 in 2001 and $1,232 in 2000	12,118	11,288

Total assets	$433,123	$418,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$12,100	$23,259

Accrued compensation and benefits	15,409	14,718

Other accrued expenses	9,612	6,098

Deferred revenue	22,567	20,478

Current portion of capital lease obligations	32,497	21,802

Current portion of long-term debt	16,230	22,020

Total current liabilities	108,415	108,375

Capital lease obligations, less current portion	41,755	39,238

Long-term debt, less current portion	33,298	29,187

Convertible subordinated notes	125,000	125,000

Other long-term liabilities	1,087	—

Total liabilities	309,555	301,800

Commitments and contingent liabilities	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 1,000,000 shares

authorized, none issued and outstanding	—	—

Common stock, $.001 par value, 450,000,000 shares

authorized; issued and outstanding shares of 145,054,352

in 2001 and 115,063,871 in 2000	145	115

Additional paid-in capital	545,581	444,878

Note receivable from director for purchase of common

stock	(2,250)	(2,250)

Unearned compensation	(12,258)	(15,029)

Accumulated deficit	(407,650)	(310,731)

Total stockholders’ equity	123,568	116,983

Total liabilities and stockholders’ equity	$433,123	$418,783

See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)
Revenue	$32,176	$26,223	$68,839	$44,012

Costs and expenses:

Direct cost of services	17,054	17,287	36,464	28,536

Network and infrastructure costs	7,158	6,222	15,124	12,312

General and administrative	7,580	6,787	14,339	13,012

Sales and marketing	12,477	17,680	27,699	34,936

Product research and development	662	829	1,371	1,341

Restructuring charge	7,833	—	8,853	—

Impairment loss	1,348	—	1,348	—

Non-cash stock compensation expense:

Direct cost of services	1,145	881	2,490	1,475

Network and infrastructure costs	1,119	1,311	2,372	2,448

General and administrative	1,587	2,017	4,172	3,081

Sales and marketing	1,483	1,530	3,278	2,849

Product research and development	2	12	5	22

	5,336	5,751	12,317	9,875

Depreciation and amortization	19,245	11,600	37,792	20,930

Total costs and expenses	78,693	66,156	155,307	120,942

Operating loss	(46,517)	(39,933)	(86,468)	(76,930)

Other income (expense):

Interest income	1,264	2,595	3,309	4,498

Interest expense	(6,222)	(4,635)	(13,760)	(9,187)

	(4,958)	(2,040)	(10,451)	(4,689)

Net loss	$(51,475)	$(41,973)	$(96,919)	$(81,619)

Basic and diluted loss per common share attributable to

common stockholders	$(0.37)	$(0.43)	$(0.70)	$(0.86)

See accompanying notes.

USinternetworking, Inc.

Consolidated Statement of Stockholders’ Equity

Six months ended June 30, 2001

(Dollar amounts in thousands, except share amounts)

			Additional	Note
	Common Stock		Paid-in	Receivable	Unearned
	Shares	Par value	Capital	From Officer	Compensation

Balance at January 1, 2001	115,063,871	$115	$444,878	$(2,250)	$(15,029)

Issuance of common stock for cash, net of offering costs

of $6,664	28,634,815	29	90,145	—	—

Issuance of restricted stock in connection with employee

bonus plan	240,193	—	636	—	(428)

Common stock issued upon exercise of stock options	205,241	—	386	—	—

Common stock issued for employee stock purchase plan	454,904	1	821	—	—

Contribution of common stock to employee benefit plan	455,328	—	1,097	—	—

Stock compensation expense for issuance of common

stock options at below fair market value	—	—	7,618	—	—

Amortization of unearned compensation	—	—	—	—	3,199

Net loss for the period January 1, 2001 through June

30, 2001	—	—	—	—	—

Balance at June 30, 2001 (unaudited)	145,054,352	$145	$545,581	$(2,250)	$(12,258)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
	Accumulated	Stockholders'
	Deficit	Equity

Balance at January 1, 2001	$(310,731)	$116,983

Issuance of common stock for cash, net of offering costs

of $6,664	—	90,174

Issuance of restricted stock in connection with employee

bonus plan	—	208

Common stock issued upon exercise of stock options	—	386

Common stock issued for employee stock purchase plan	—	822

Contribution of common stock to employee benefit plan	—	1,097

Stock compensation expense for issuance of common stock

options at below fair market value	—	7,618

Amortization of unearned compensation	—	3,199

Net loss for the period January 1, 2001 through June

30, 2001	(96,919)	(96,919)

Balance at June 30, 2001 (unaudited)	$(407,650)	$123,568

See accompanying notes

USinternetworking, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except per share amounts)

	Six months ended
	June 30,

	2001	2000

	(unaudited)
Operating Activities

Net loss	$(96,919)	$(81,619)

Adjustments to reconcile net loss to net cash used in

operating activities:

Depreciation	32,890	17,186

Amortization	4,902	3,744

Non-cash stock compensation expense	12,317	9,875

Non-cash interest expense	—	133

Changes in operating assets and liabilities:

Accounts receivable	3,100	(9,943)

Prepaid expenses and other current assets	(1,243)	(10,008)

Deferred iMAP costs	2,085	(13,159)

Accounts payable	(11,159)	16,095

Accrued compensation	691	5,993

Other accrued expenses	2,301	479

Deferred revenue	2,089	8,135

Net cash used in operating activities	(48,946)	(53,089)

Investing Activities

Purchases of property and equipment	(18,585)	(62,723)

Proceeds from sale-leaseback transaction	17,900	—

Purchases of available-for-sale securities	—	(17,546)

Proceeds from sale of available-for-sale securities	—	37,571

Payments to shareholders of acquired businesses	(2,185)	—

Changes in other assets	(830)	—

Net cash used in investing activities	(3,700)	(42,698)

Financing Activities

Proceeds from exercise of employee stock options	386	1,421

Proceeds from issuance of common stock to Employee Stock

Purchase Plan	822	—

Proceeds from issuance of common stock, net of offering

costs	90,174	119,238

Proceeds from issuance of long-term debt	18,053	28,150

Payments on long-term debt	(17,808)	(7,896)

Payments on capital lease obligations	(16,775)	(4,224)

Net cash provided by financing activities	74,852	136,689

Net increase in cash and cash equivalents	22,206	40,902

Cash and cash equivalents at beginning of period	56,962	112,302

Cash and cash equivalents at end of period	$79,168	$153,204

Supplemental cash flow information:

Additional capital assets acquired via capital

leases	$9,967	$18,322

See accompanying notes.

USinternetworking, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. Recent Accounting Pronouncements

      As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company recorded goodwill amortization of $4,902 for the six months ended June 30, 2001, and expects that goodwill amortization will approximate $10,350 for the full year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Currently, management has not yet determined the effect of these tests.

3. Loss Per Share

      The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net loss	$(51,475)	$(41,973)	$(96,919)	$(81,619)

Denominator:

Weighted-average number of shares of common stock

outstanding and not subject to repurchase during the period	140,015,601	96,684,431	139,090,306	94,925,540

Basic and diluted loss per common share	$(0.37)	$(0.43)	$(0.70)	$(0.86)

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

	June 30,	December 31,
	2001	2000

Computers and software	$106,310	$79,356

Accumulated amortization	(31,589)	(20,688)

Total	$74,721	$58,668

      Amortization of leased property is included in depreciation and amortization expense.

      Future minimum payments under capital lease obligations consist of the following at June 30, 2001:

2001	$20,171

2002	37,749

2003	20,125

2004	985

Total minimum lease payments	79,030

Amounts representing interest	(4,778)

Present value of capital lease obligations	74,252

Current portion	(32,497)

Capital lease obligations, non-current	$41,755

5. Long-Term Debt

      Long-term debt consists of the following:

	June 30,	December 31,
	2001	2000

Note payable to bank due in June 2002 and bearing interest
at 9% per annum. This note is payable in aggregate monthly installments of principal and interest of $7 with all unpaid principal and interest due at maturity. This note is secured by a mortgage on the real property purchased with the proceeds and with restricted cash equal to the principal balance pledged as additional security	$582	$795

Notes payable due September 1, 2002 through May 1, 2003 and
bearing interest at 11.3% to 13.61% per annum. These notes are payable in aggregate monthly installments of principal

and interest of $303 and are collateralized by certain furniture, fixtures, equipment, and software	5,113	13,568
Notes payable due January 2002 through March 2002 and
bearing interest at 10.0% to 11.9% per annum. These notes are payable in quarterly installments of $1,071 with all unpaid principal and interest due at maturity. These notes are collateralized by certain software licenses	3,122	9,030
Notes payable due in May 2002 and bearing interest at 12.4%
and 13.1% per annum. The notes are payable in aggregate monthly installments of principal and interest of $446 and are collateralized by certain equipment	5,345	7,235
Notes payable due on February 2005 through May 2006 and
bearing interest at 7.5% per annum. The notes are payable in aggregate monthly installments of principal and interest of $79 with all unpaid principal and interest due at maturity. The notes are secured by a mortgage on the real property purchased with the proceeds	8,062	8,232
Notes payable due on March 1, 2001 and bearing interest at
6.6% per annum. These notes were payable in aggregate monthly installments of principal and interest of $39 and were collateralized by the general assets of the Company	—	154
Notes payable due between March 2003 and September 2004 and
bearing interest at rates from 8.25% to 10.25% per annum The notes are payable in aggregate monthly installments of principal and interest of $2 and are secured by automobiles purchased with the proceeds	90	99
Note payable due on December 29, 2003 bearing interest at
9.8% per annum. The note is payable in monthly principal installments of $99 plus interest and is collateralized by restricted cash equal to the principal balance and certain building improvements	3,068	3,563
Note payable due on January 9, 2002 and bearing interest at
6.85% per annum. The note is payable in aggregate monthly installments of principal and interest of $96 and is collateralized by the general assets of the Company	654	—
Note payable due June 1, 2010 and bearing interest at 8.80%
per annum. The note is payable in aggregate monthly installments of principal and interest of $55 with all unpaid principal and interest due at maturity. This note is secured by a mortgage on the real property purchased with the proceeds and restricted cash for a portion of the outstanding balance	6,681	6,719
Amount outstanding under revolving credit line. Credit line
expires on January 2, 2004 and bears interest based on a floating rate. Current rate is LIBOR plus 4.75%. Note is interest only with principal due upon facility expiration The note is secured by the general assets of the Company	15,000	—
Note payable to former shareholders of Conklin, bearing
interest at 10% per annum and due with accrued interest on October 8, 2001	2,000	2,000

Total	49,717	51,395
Less: current portion	16,230	22,020
Less: discounts	189	188

	$33,298	$29,187

      Aggregate maturities of long-term debt at June 30, 2001 are as follows:

July 1, 2001 through December 31, 2001	$10,294

2002	8,421

2003	2,372

2004	15,567

2005	6,545

2006 and thereafter	6,518

Total	$49,717

      At June 30, 2001, the fair value of long-term debt approximates its carrying value.

6. Property and Equipment

      Property and equipment consists of the following:

	June 30,	December 31,
	2001	2000

Building and land	$50,463	$42,430

Furniture and fixtures	5,860	5,820

Equipment and automobiles	11,924	11,328

Computers and software	219,385	199,436

Leasehold improvements	12,087	11,885

Total	299,719	270,899

Accumulated depreciation	(81,169)	(52,336)

Total	$218,550	$218,563

      Substantially all property and equipment is collateralized under financing arrangements.

7. Segment Information

      The following tables set forth the Company’s operating segments:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Enterprise Wide Solutions	$14,893	$10,450	$32,090	$18,210

E-Commerce and Web Based Solutions	17,283	15,773	36,749	25,802

Consolidated	$32,176	$26,223	$68,839	$44,012

Segment operating profit:

Enterprise Wide Solutions	$4,618	$2,673	$11,330	$5,635

E-Commerce and Web Based Solutions	10,503	6,263	21,045	9,841

Consolidated	$15,121	$8,936	$32,375	$15,476

      A reconciliation of segment operating profit to net loss during the periods presented is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Segment operating profit for all segments	$15,121	$8,936	$32,375	$15,476

Network and infrastructure costs	(7,158)	(6,222)	(15,124)	(12,312)

General and administrative	(7,580)	(6,787)	(14,339)	(13,012)

Sales and marketing	(12,477)	(17,680)	(27,699)	(34,936)

Product research and development	(662)	(829)	(1,371)	(1,341)

Non-cash stock compensation expense	(5,336)	(5,751)	(12,317)	(9,875)

Restructuring charge	(7,833)	—	(8,853)	—

Impairment loss	(1,348)	—	(1,348)	—

Depreciation and amortization	(19,245)	(11,600)	(37,792)	(20,930)

Interest income	1,264	2,595	3,309	4,498

Interest expense	(6,222)	(4,635)	(13,760)	(9,187)

Net loss	$(51,475)	$(41,973)	$(96,919)	$(81,619)

8. Restructuring Charge

      In December 2000, the Company accrued a restructuring charge of $2,110. The restructuring charge consisted of accrued severance costs of $727 related to the involuntary termination of 3 employees and non-cancelable lease obligations of $1,383 related to the closing of three sales offices. During the first six months of 2001, the Company accrued $8,853 related to additional restructuring efforts. In January 2001, the Company accrued a restructuring charge of $1,020 related to severance costs for the involuntary termination of 144 employees of the Company. Additionally, $556 was recognized as a reduction to the December 2000 estimated accrual for the termination of various non-cancelable leases. In May 2001, the Company recognized restructuring charges of $7,833, which consists of severance costs of $4,875 due to the involuntary termination of 219 employees and non-cancelable lease obligations of $2,958 resulting from the closing of six offices. The Company is in the process of negotiating lease termination settlements on the properties. The following table summarizes the activity related to the accrued restructuring charges for the six-month period ended June 30, 2001.

	Severance and	Non-cancelable
	related costs	lease costs	Total

Balance at December 31, 2000	$727	$1,383	$2,110

Restructuring charge in 2001	5,895	2,958	8,853

Payments in 2001	(4,979)	(587)	(5,566)

Changes in estimate for restructuring accrual	—	(556)	(556)

Balance at June 30, 2001	$1,643	$3,198	$4,841

      Of the remaining $4,841 accrued restructuring charge at June 30, 2001, $3,754 is included in other accrued expenses and $1,087 in other long term liabilities.

9. Impairment Loss on Software Licenses

      During the quarter ended June 30, 2001, the Company determined that the value of certain software licenses acquired for sublicense to iMAP customers was impaired due to uncertainties surrounding their usage. The Company recorded an impairment charge of $1,348 in the quarter based on an assessment of likely cash flows resulting from the sale or sublicense of these software licenses.

10. Stock Warrants

      In connection with shares of common stock issued for cash on January 2, 2001, the Company granted warrants to purchase 9,457,721 shares of common stock at an exercise price of $4.08 per share, which expire in January 2006. All of the warrants remained outstanding at June 30, 2001. For further information, refer to notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

Overview

      We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art GSP environment. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP offerings. In 2000, we completed our development activities, increased our client base, and expanded our iMAP offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of $407,650.

      As of June 30, 2001, we had 216 signed contracts with 142 clients accounting for total revenue, assuming payment over the full contract terms, of over $380,525. While we have experienced growth in revenue under contract in recent periods, prior growth rates should not be considered as necessarily indicative of future growth rates or operating results for 2001.

      In August 2000, we purchased the assets of EnableVision, LLC, a comprehensive provider of Lawson financial and human resources system implementation services. The purchase price consisted of cash of $2,000 and 290,640 shares of restricted stock valued at $4,000 on the purchase date.

      In October 1999, we purchased the assets of Conklin & Conklin, Inc., a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses. The purchase price consisted of cash of $7,700, assumed liabilities of $1,500, and a $2,000 secured note. The secured note is due on October 8, 2001, and bears interest at 10%, with interest payable monthly until the maturity date. In addition, the purchase price consists of contingent payments of up to $4,600 in cash. $2,300 of the contingent payments will be paid to Conklin shareholders on or before January 2, 2002.

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

Historical Results of Operations

Revenue

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 31, 2000

iMAP	$29,964	$21,720	$63,286	$35,543

Professional IT services	2,212	4,503	5,553	8,469

Total revenue	$32,176	$26,223	$68,839	$44,012

Enterprise Wide Solutions	$14,893	$10,450	$32,090	$18,210

E-Commerce and Web Based Solutions	17,283	15,773	36,749	25,802

Total revenue	$32,176	$26,223	$68,839	$44,012

Direct cost of services

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

iMAP	$15,674	$14,359	$32,874	$23,089

Professional IT services	1,380	2,928	3,589	5,447

Network and infrastructure	7,158	6,222	15,124	12,312

Total direct cost of services and Network and

infrastructure costs	$24,212	$23,509	$51,587	$40,848

Enterprise Wide Solutions	$10,275	$7,777	$20,760	$12,575

E-Commerce and Web Based Solutions	6,779	9,510	15,703	15,961

Network and infrastructure	7,158	6,222	15,124	12,312

Total direct cost of services and Network and

infrastructure costs	$24,212	$23,509	$51,587	$40,848

Comparison of the three-month period ended June 30, 2001 to the three-month period ended June 30, 2000

      Revenue. For the three months ended June 30, 2001, we generated $32,176 of revenue as compared to $26,223 for the same prior year period.

      The increase of $8,244 in iMAP revenue is attributable to the increase in client iMAP contracts. At June 30, 2001, we had 216 iMAP contracts versus 187 at June 30, 2000. Included in the second quarter 2001 iMAP revenues was a one-time fee of $1,164 related to the early termination of a portion of our business with an E-Commerce client. Professional IT services revenue decreased $2,291, primarily due to shifting resources from traditional IT clients to iMAP.

      The increase of $4,443 in Enterprise Wide Solutions revenue is mainly attributable to additional iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $1,510 in E-Commerce and Web Based Solutions revenue is primarily attributable to additional client iMAP contracts for our E-business products and the early termination of a portion of our business with an E-Commerce client.

      Gross margins, direct costs of services, network and infrastructure costs. For the three months ended June 30, 2001, we incurred $24,212 for direct costs of services and network and infrastructure costs as compared to $23,509 for the same prior year period. The relatively modest increase of $703 is mainly attributable to our increase in the volume of iMAP services and cost efficiencies gained as the company continues to improve processes.

      For the three months ended June 2001, we incurred $15,674 and $1,380 of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 2000, we incurred $14,359 of direct costs related to iMAP services and $2,928 of direct costs related to professional IT services. The $1,315 increase in iMAP services costs is directly attributable to our increase in iMAP contracts. In addition, we also wrote-off $134 of deferred iMAP costs related to the early termination of a contract for which we received a termination fee. The $1,548 decrease in professional IT services costs is directly related to the decrease in professional services revenue.

      In addition, we incurred $7,158 of costs related to the maintenance of our network and infrastructure costs for the three months ended June 30, 2001 and $6,222 in related costs during the same period in 2000. The increase of $936 is attributable to costs required to support our business growth.

      Gross margins, including iMAP network and infrastructure costs, for the three months ended June 30, 2001 were 23.8% and 37.6% for iMAP and professional IT services, respectively. These margins for the comparable 2000 period were 5.2% and 35.0%, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase. Professional IT services margins are expected to remain constant for the foreseeable future.

      For the three months ended June 30, 2001, we incurred $10,275 and $6,799 of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the same period in 2000, we incurred $7,777 of direct costs related to Enterprise Wide Solutions and $9,510 of direct costs related to E-Commerce and Web Based Solutions. The increase in the Enterprise Wide Solution costs are directly attributable to incremental client costs associated with our increase in iMAP client contracts. The decrease in the E-Commerce and Web Based Solutions costs results from the changing product mix within the company and the restructuring efforts as described in note 8 to the financial statements.

      Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions improved to 31.0% for the three months ended June 30, 2001 as compared to 25.6% for the same period in 2000. Segment operating profit margins for E-Commerce and Web Based Solutions improved to 60.8% for the three months ended June 30, 2001 as compared to 39.7% for the same period in 2000. Both of these improvements reflect the utilization of the investment made in 2000 to support the increase in iMAP contracts.

      General and administrative expenses. For the three months ended June 30, 2001, we incurred $7,580 of general and administrative expenses compared to $6,787 for the same period in 2000. The increase of $793 principally reflects the costs associated with a sign-on bonus for a new executive and additional leased office space. We anticipate general and administrative expenses to decrease in future periods due to the restructuring efforts initiated in January 2001.

      Sales and marketing expenses. For the three months ended June 30, 2001, we incurred $12,477 of sales and marketing expenses compared to $17,680 for the same period in 2000. The decrease of $5,203 reflects lower marketing and advertising costs incurred for the three months ended June 30, 2001. Additionally, the number of product management and sales personnel has decreased due to the consolidation of business units from eight in 2000 to two in 2001 and the restructuring efforts during 2001 as further described in note 8 to the financial statements.

      Product research and development expenses. For the three months ended June 30, 2001, we incurred $662 of product research and development expenses compared to $829 for the same period in 2000. This decrease results from the company’s focus on core product offerings and the consolidation of business units in 2001. We expect our product research and development costs to remain constant for the foreseeable future.

      Non-cash stock compensation expense. For the three months ended June 30, 2001, we incurred a total of $5,336 in non-cash stock compensation expenses compared to $5,751 for the same period in 2000. During fiscal year 2000, the company offered employee stock options granted for nominal exercise prices in lieu of cash bonuses. Non-cash stock compensation decreased period over period as the stock options related to 2000 bonuses vested earlier in 2001. This program was discontinued in December 2000. The decrease was offset by increased contributions to the employee retirement plans, resulting in a net decrease of $415. We expect to incur up to $11,356 of non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock. We also expect to incur up to $8,011 in non-cash stock compensation expense through 2002 related to the intrinsic value of 1999 and 2000 stock option grants.

      Depreciation and amortization. For the three months ended June 30, 2001, we incurred $19,245 in depreciation and amortization expenses, compared to $11,600 for the same period in 2000. Of the $7,645 million increase, $7,145 represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $500 represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT and EnableVision.

      Interest income and expense. For the three months ended June 30, 2001, we incurred $6,222 in interest expense and generated $1,264 of interest income. For three months ended June 30, 2000, we incurred $4,635 of interest expense and generated $2,595 of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our client solutions and in our network and infrastructure. See Notes 4 and 5 to our June 30, 2001 consolidated financial statements for a summary of our capital lease and long-term debt obligations at June 30, 2001.

      We generated interest income in the second quarter of 2001 from the temporary investments of our proceeds from our November 2000 and January 2001 debt and equity transactions. During the same prior year period, we generated interest income from the temporary investment of the proceeds of our February 2000 common stock offering and our November 1999 debt offering.

Comparison of the six-month period ended June 30, 2001 to the six-month period ended June 30, 2000

      Revenue. For the six months ended June 30, 2001, we generated $68,839 of revenue as compared to $44,012 for the same prior year period.

      The increase of $27,743 in iMAP revenue is attributable to the increase in client iMAP contracts. At June 30, 2001, we had 216 cummulative iMAP contracts compared to 187 at June 30, 2000. Included in our 2001 iMAP revenues were one-time fees of $3,914 related to the early termination of a two E-Commerce contracts. Professional IT services revenue decreased $2,916, primarily due to shifting resources from traditional IT clients to iMAP.

      The increase of $13,880 in Enterprise Wide Solutions revenue is mainly attributable to additional iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $10,947 in E-Commerce and Web Based Solutions is mainly attributable to additional client iMAP contracts for our E-Commerce and E-business products. In addition, two early terminations of E-Commerce contracts contributed $3,914 to revenue in the six-month period ended June 30, 2001.

      Gross margins, direct costs of services, network and infrastructure costs. For the six months ended June 30, 2001, we incurred $51,587 for direct costs of services and network and infrastructure costs as compared to $40,848 for the same prior year period. The increase of $10,739 is mainly attributable to our increase in the volume of iMAP services.

      For the six months ended June 2001, we incurred $32,874 and $3,589 of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the same period in 2000, we incurred $23,089 of direct costs related to iMAP services and $5,447 of direct costs related to professional IT services. The $9,785 increase in iMAP services costs is directly attributable to our increase in the volume of iMAP services. In addition, we wrote-off $943 of deferred iMAP costs related to the early termination of two contracts for which we received a termination fee. The $1,858 decrease in professional IT services costs is directly related to the decrease in professional services revenue.

      In addition, we incurred $15,124 of costs related to the maintenance of our network and infrastructure costs for the six months ended June 30, 2001 and $12,312 in related costs during the same period in 2000. The increase of $2,812 is attributable to costs required to support our business growth.

      Gross margins, including iMAP network and infrastructure costs, for the six months ended June 30, 2001 were 24.2% and 35.4% for iMAP and professional IT services, respectively. These margins for the comparable 2000 period were 0.4% and 35.7%, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase. Professional IT services margins are expected to remain constant for the foreseeable future.

      For the six months ended June 30, 2001, we incurred $20,760 and $15,703 of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the same period in 2000, we incurred $12,575 of direct costs related to Enterprise Wide Solutions and $15,961 of direct costs related to E-Commerce and Web Based Solutions. The increase in the Enterprise Wide Solution costs are directly attributable to incremental client costs associated with our increase in iMAP client contracts. E-Commerce and Web Based Solutions costs remained consistent period over period.

      Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions improved to 35.3% for the six months ended June 30, 2001 as compared to 30.9% for the same period in 2000. Segment operating profit margins for E-Commerce and Web Based Solutions improved to 57.3% for the six months ended June 30, 2001 as compared to 38.1% for the same period in 2000. Both of these improvements reflect the utilization of the investment made in 2000 to support the increase in iMAP contracts.

      General and administrative expenses. For the six months ended June 30, 2001, we incurred $14,339 of general and administrative expenses compared to $13,012 for the same period in 2000. The increase of $1,327 principally reflects the costs associated with a sign-on bonus for a new executive and additional leased office space. We anticipate general and administrative expenses to decrease in future periods due to the restructuring efforts initiated in January 2001.

      Sales and marketing expenses. For the six months ended June 30, 2001, we incurred $27,699 of sales and marketing expenses compared to $34,936 for the same period in 2000. The decrease of $7,237 reflects lower marketing and advertising costs incurred for the six months ended June 30, 2001. Additionally, the number of product management and sales personnel has decreased due to the consolidation of business units from eight in 2000 to two in 2001 and the restructuring efforts in the second quarter of 2001 as further described in note 8 to the financial statements.

      Product research and development expenses. For the six months ended June 30, 2001, we incurred $1,371 of product research and development expenses compared to $1,341 for the same period in 2000. We expect our product research and development costs to remain constant for the foreseeable future.

      Non-cash stock compensation expense. For the six months ended June 30, 2001, we incurred a total of $12,317 in non-cash stock compensation expenses compared to $9,875 for the same period in 2000. Of the $2,442 increase, $408 reflects the period’s expense in connection with the employee retirement benefit plan with the remaining amount of $2,034 reflects the amortization of unearned compensation for awards in prior periods. We expect to incur up to $11,356 of non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock. We also expect to incur up to $8,011 in non-cash stock compensation expense through 2002 related to the intrinsic value of 1999 and 2000 stock option grants.

      Depreciation and amortization. For the six months ended June 30, 2001, we incurred $37,792 in depreciation and amortization expenses, compared to $20,930 for the same period in 2000. Of the $16,862 million increase, $15,862 represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $1,000 represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT and EnableVision.

      Interest income and expense. For the six months ended June 30, 2001, we incurred $13,760 in interest expense and generated $3,309 of interest income. For six months ended June 30, 2000, we incurred $9,187 of interest expense and generated $4,498 of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our client solutions and in our network and infrastructure. See Notes 4 and 5 to our June 30, 2001 consolidated financial statements for a summary of our capital lease and long-term debt obligations at June 30, 2001.

      We generated interest income in the first six months of 2001 from the temporary investments of our proceeds from our November 2000 and January 2001 debt and equity transactions. During the same prior year period, we generated interest income from the temporary investment of the proceeds of our February 2000 common stock offering and our November 1999 debt offering.

Future Assessment of Recoverability and Impairment of Goodwill

      In connection with our acquisition of IIT, ACR, Conklin, and EnableVision LLC, we recorded goodwill that is being amortized on a straight-line basis over its estimated useful life. At June 30, 2001 the unamortized portion of these intangibles was $27,143, which represented 6% of total assets and 22% of stockholders’ equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be between three to five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

      We periodically review the carrying value and recoverability of our unamortized goodwill and other intangible assets for impairment. If the facts and circumstances suggest that the goodwill or other intangible assets may be impaired, the carrying value of this goodwill will be adjusted by an immediate charge against income during the period of the adjustment. The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. We have integrated the acquired businesses into our primary iMAP service offerings. Therefore, in evaluating impairment a principal factor we consider is the failure to achieve expected cash flows from operations. (See the “Recent Accounting Pronouncements” section below.)

Liquidity and Capital Resources

      At June 30, 2001, we had cash and cash equivalents of $79,168. Cash in excess of operating requirements is invested in high-grade liquid financial instruments with maturities less than 90 days.

      For the six months ended June 30, 2001, we used $48,946 of cash for operating activities, $3,700 of cash in investing activities and generated $74,852 of cash (net of debt repayments) through financing activities. Cash used in operating activities was primarily used to fund operating losses. Our accounts receivable balance was $32,212 at June 30, 2001, including unbilled accounts receivable of $10,929. During the first six months of 2001, we wrote-off $2,693 and reserved an additional $2,750 of accounts receivable related to several early-stage companies that were experiencing financial difficulty. At June 30, 2001 our accounts receivable balance has no specific industry or customer concentration. We do not believe that delinquent payments on our accounts receivable will materially affect our liquidity.

      We used cash in investing activities in the first six months of 2001 and 2000, primarily to purchase computer hardware and software required to support our shared infrastructure and new iMAP clients. During the first six months of 2001, we acquired $28,552 of property and equipment, including equipment financed with capital leases, compared to $81,045 purchased in the first six months of 2000. During 2001, we also received $17,900 of cash in a sale-leaseback transaction of equipment we purchased in a prior period. The majority of the base infrastructure required to provide our iMAP offerings has been purchased. As a result, we expect that our capital expenditures for the next several years will now largely be success-based, consisting of software licenses, hardware and the expansion of existing data center facilities required to implement iMAP offerings for our new customers. We expect to expend between $10,000 and $20,000 on capital expenditures for the remainder of 2001, depending on our success in signing new contracts, including $1,500 committed to improve our facilities.

      During the first six months of 2001, we paid contingent consideration of $2,185 to the former shareholders of Conklin and Conklin, Inc., a company we acquired in 1999. At June 30, 2001, we finalized the contingent payments due these shareholders, and have accrued an additional $2,300 due in January 2002.

      During the first six months of 2001, we continued to obtain needed capital through the sale of common stock, borrowings on our $50,000 line of credit, and equipment financing arrangements. In January 2001, we received net proceeds of $90,174 from the sale of 26,634,815 shares of our common stock. During the six months ended June 30, 2001, we also received cash of $18,053 from our long-term borrowing arrangements, including $15,000 from our line of credit. We made principal payments during the six months ended June 30, 2001 of $34,583 for our long-term debt and capital lease obligations, compared to $12,120 for the six months ended June 30, 2000. Our debt and capital lease arrangements for the remainder of 2001 require principal payments of $25,034.

      As of June 30, 2001, we have arrangements with lenders and investors that provide us with additional financing if certain conditions are met. These arrangements are as follows:

•	We maintain a $50,000 revolving line of credit with a group of lenders led by GE Capital. The revolving line of credit was amended during the quarter. The amendment bases availability under this line on our accounts receivable balance, maintaining the line’s capacity but reducing its current availability. The line requires that we meet certain financial covenants including the achievement of certain revenue and capital-raising targets prior to September 30, 2001. If we are unable to comply with these convenants and are required to repay the outstanding balance ($15,000 at June 30, 2001), we believe that sufficient financial resources will be available to retire the obligation. The line is secured by substantially all of our assets. As of June 30, 2001, we had the ability to draw an additional $1,250 under the line.

•	We have commitments from equipment vendors to finance up to approximately $10,000 of equipment. These commitments expire between August 17, 2001 and September 30, 2001. We continue to work with our other hardware providers and expect to be able to secure additional vendor financing in the future.

•	We have entered into an equity draw-down agreement with Acqua Wellington North American Equities Fund Ltd., which permits us to sell shares of our common stock to Acqua Wellington at our sole discretion, depending upon our needs. To date, Acqua Wellington has purchased $5,000 of our common stock under this agreement. The shares are sold at a 4% to 6.5% discount based on the market price of our common stock at the time of the draw. The amount of stock sold in a given draw period is based on the stock price during such draw period. Below $1 per share, Acqua Wellington is not obligated to purchase our common stock. Our stock price in August 2001 has been below $1, and there can be no assurance that Aqua Wellington will agree to purchase our stock in future periods if our stock price is not above $1. The total amount of securities available under the purchase agreement, as amended and restated, does not exceed 10% of the aggregate market value of our outstanding common stock that was held by non-affiliates within sixty days prior to the date of the original agreement. The agreement provides that Acqua

Wellington is committed to purchase up to $60,800 of our common stock over the 28-month term of the purchase agreement. During the three months ended June 30, 2001, we made no draw downs under this line.

      At our current levels of operations, we will need to identify and obtain additional sources of capital in order to reach cash-flow breakeven. Based on our current plans and expectations, we will need additional sources of capital beginning in 2002. We have engaged our investment bank to assist us in this effort and to evaluate other strategic alternatives. We are also exploring alternatives to reduce the capital needs of its business. The timing and amount of our capital needs will vary depending on a number of factors, including the level and pace of our operations, the availability and terms of our existing financing sources, unexpected increases in our working capital needs, and the rate of our expansion and growth.

      We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms, or at all. If we cannot obtain such financing on terms acceptable to us, we may be required to curtail our planned business expansion and may be unable to fund our ongoing operations at their current levels.

Restructuring

      In December 2000, we accrued a restructuring charge of $2,110 related to severance costs associated with the involuntary termination of certain employees of USi and non-cancelable lease costs associated with the closing of three sales offices. In January 2001, we accrued a restructuring charge of $1,020 related to severance costs associated with the involuntary termination of certain employees of USi. In May 2001, we accrued an additional restructuring charge of $7,833 related to severance costs associated with the involuntary termination of certain employees and an estimated accrual for the termination of various non-cancelable lease costs. We anticipate that substantially all of the restructuring accrual will be paid in the next twelve months.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board approved the issuance of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 on business combinations changes current practice by requiring the use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interest method of accounting. Additionally, Statement No. 141 provides new criteria for determining whether acquired intangible assets should be recognized separately from goodwill and continues to ensure that the presentation of pro forma information required under Accounting Principal Board No. 16, Business Combinations, be included in the financial statements.

      Statement No. 142, Goodwill and Other Intangibles, eliminates the requirement to amortize goodwill over finite lives. Rather the asset will be tested for impairment at least annually at the reporting unit level using an approach defined by the Statement. Upon adoption, goodwill amortization will cease. Any impairment loss recognized as a result of a transitional impairment test of goodwill is recognized as the effect of a change in accounting principle in the period of adoption. Statement No. 142 will be effective for fiscal years beginning January 1, 2002. Currently, management has not yet determined the effect of adopting the pronouncement

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates. Market risk is the risk of loss to future earnings, to fair value or to future cash flows that may result from the changes in the price of financial instruments. At June 30, 2001, we had cash and cash equivalents of $79,168, which consisted of demand deposit and money market accounts. The accounts are interest rate sensitive; however, these investments have short maturities mitigating this sensitivity. A hypothetical 100 basis point change in interest rates would result in an immaterial change in our net loss for the six months ended June 30, 2001. At June 30, 2001, the fair value of long-term debt and capital leases approximates its carrying value. A hypothetical 100 basis point change in interest rates would result in an immaterial change in the fair value of the long-term debt and capital leases. Changes in the quoted market price of our common stock affects the fair value of our convertible subordinated notes. At June 30, 2001, we had $125,000 of convertible subordinated notes outstanding, bearing interest at 7%, that mature November 1, 2004. The estimated fair value of these notes was $15,625 at June 30, 2001, which represents a 76% decrease in the estimated fair value from December 31, 2000. We continue to manage our exposure to this risk through our regular operating and financing activities. There have been no other significant changes in our interest rate risk and other market risks.

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

Item 4. Submission of Matters to a Vote of Security Holders

      On May 23, 2001, we held our Annual Meeting of Stockholders at the Maryland Hall for the Creative Arts, 801 Chase Street, Annapolis, Maryland at 3:00p.m. At the meetings, stockholders considered and approved the following proposals by the margins indicated:

      Proposal 1: To elect four directors for the three-year terms expiring at the 2004 annual meeting.

Director	Voted For	Withheld

Frank A. Adams	76,522,507	262,442

Stephen E. McManus	76,539,618	245,331

Andrew A. Stern	74,878,766	1,906,183

John H. Wyant	76,521,167	263,782

      Proposal 2: The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the 2001 fiscal year. Votes for 76,245,595, votes against 489,483, abstentions 49,871.

Item 5. Other Information

      In July and August 2001, three of our directors, Cathy M. Brienza, Benjamin Diesbach and David J. Poulin resigned principally because of increasing time constraints or work commitments. None of these directors resigned because of “a disagreement with us on any matter relating to our operations, policies or practices”, as set forth in Item 6 of Form 8-K of the Securities Exchange Act of 1934. We do not presently plan on filling the vacancies created by the resignations of these directors.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

      Employment agreement between the Company and William Washecka, Executive Vice President and Chief Financial Officer

      (b) Reports on Form 8-K.

      We filed a Current Report on Form 8-K dated June 18, 2001 under which we filed an amendment to the Company’s agreement with Acqua Wellington North American Equities Fund Ltd.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, USinternetworking, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland on August 14, 2001.

USINTERNETWORKING, INC.

By: /s/ ANDREW A. STERN
________________________________________________ Andrew A. Stern Chief Executive Officer

By: /s/ WILLIAM H. WASHECKA
________________________________________________ William H. Washecka Executive Vice President and Chief Financial Officer

By: /s/ MARK J. MCENEANEY
________________________________________________ Mark J. McEneaney Senior Vice President and Chief Accounting Officer