Form 10-Q
period 2001-09-30
USINTERNETWORKING INC
filed 2001-11-14
CIK 1076732

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Shares outstanding of the Registrant’s common stock

Class	Outstanding at November 9, 2001

Common Stock, $.001 par value	146,041,587

INDEX

USinternetworking, Inc.

		Page

PART I	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements of USinternetworking, Inc.
	Consolidated Balance Sheets as of September 30, 2001 (unaudited)
	and December 31, 2000	3
	Consolidated Statements of Operations for the three months
	ended September 30, 2001 and 2000 (unaudited) and for the
	nine months ended September 30, 2001 and 2000 (unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the nine
	months ended September 30, 2001 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2001 and 2000 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19

PART II	OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

USinternetworking, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,304	$56,962
Restricted cash	4,739	3,102
Accounts receivable, less allowance of $1,449 in 2001 and $1,785 in 2000	29,031	35,312
Due from director, less allowance of $1,307 in 2001	1,307	2,158
Prepaid hardware and software maintenance costs	6,312	9,115
Prepaid expenses and other current assets	4,646	4,232

Total current assets	97,339	110,881
Deferred iMAP costs, net of accumulated amortization of $33,846 in 2001 and $18,820 in 2000	24,659	29,943
Software licenses, net of accumulated amortization of $14,368 in 2001 and $9,727 in 2000	14,390	20,548
Property and equipment, net of accumulated depreciation of $96,301 in 2001 and $52,336 in 2000	209,624	218,563
Goodwill, net of accumulated amortization of $23,349 in 2001 and $15,723 in 2000	24,419	27,560
Deferred financing costs and other assets, net of accumulated amortization of $2,330 in 2001 and $1,232 in 2000	11,539	11,288

Total assets	$381,970	$418,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,956	$23,259
Accrued compensation and benefits	10,687	14,718
Other accrued expenses	12,426	6,098
Deferred revenue	22,831	20,478
Current portion of capital lease obligations	32,549	21,802
Current portion of long-term debt	25,115	22,020
Convertible subordinated notes in default	125,000	—

Total current liabilities	240,564	108,375
Capital lease obligations, less current portion	34,069	39,238
Long-term debt, less current portion	15,726	29,187
Convertible subordinated notes	—	125,000
Other long-term liabilities	608	—

Total liabilities	290,967	301,800
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; issued and outstanding shares of 145,668,405 in 2001 and 115,063,871 in 2000	146	115
Additional paid-in capital	548,309	444,878
Note receivable from director for purchase of common stock, less allowance of $1,125 in 2001	(1,125)	(2,250)
Unearned compensation	(11,057)	(15,029)
Accumulated deficit	(445,270)	(310,731)

Total stockholders’ equity	91,003	116,983

Total liabilities and stockholders’ equity	$381,970	$418,783

See accompanying notes.

USinternetworking, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)
Revenue	$31,718	$28,268	$100,557	$72,281

Costs and expenses:
Direct cost of services	14,723	18,222	51,186	46,758
Network and infrastructure costs	5,271	7,038	20,395	19,350
General and administrative	6,526	6,844	20,865	19,856
Sales and marketing	9,005	17,740	36,704	52,676
Product research and development	483	945	1,854	2,286
Restructuring charge	2,643	—	11,496	—
Impairment loss	2,432	—	3,780	—
Non-cash stock compensation expense:
Direct cost of services	858	1,059	3,348	2,534
Network and infrastructure costs	1,059	1,396	3,431	3,845
General and administrative	825	1,965	4,997	5,046
Sales and marketing	1,242	1,588	4,520	4,437
Product research and development	1	11	6	33

	3,985	6,019	16,302	15,895
Depreciation and amortization	19,721	15,447	57,513	36,377

Total costs and expenses	64,789	72,255	220,095	193,198

Operating loss	(33,071)	(43,987)	(119,538)	(120,917)
Other income (expense):
Interest income	802	2,385	4,111	6,883
Interest expense	(5,352)	(6,149)	(19,112)	(15,337)

	(4,550)	(3,764)	(15,001)	(8,454)

Net loss	$(37,621)	$(47,751)	$(134,539)	$(129,371)

Basic and diluted loss per common share attributable to common stockholders	$(0.27)	$(0.49)	$(0.96)	$(1.36)

See accompanying notes.

USinternetworking, Inc.

Consolidated Statement of Stockholders’ Equity

Nine months ended September 30, 2001

(Dollar amounts in thousands, except share amounts)

	Common Stock		Additional	Note			Total
			Paid-in	Receivable	Unearned	Accumulated	Stockholders'
	Shares	Par value	Capital	From Director	Compensation	Deficit	Equity

Balance at January 1, 2001	115,063,871	$115	$444,878	$(2,250)	$(15,029)	$(310,731)	$116,983
Issuance of common stock for cash, net of offering costs of $6,664	28,634,815	29	90,093	—	—	—	90,122
Issuance of restricted stock in connection with employee bonus plan	240,193	—	636	—	(428)	—	208
Common stock issued upon exercise of stock options	205,241	—	386	—	—	—	386
Common stock issued for employee stock purchase plan	454,904	1	821	—	—	—	822
Allowance on note receivable from director	—	—	—	1,125	—	—	1,125
Contribution of common stock to employee benefit plan	455,328	1	1,546	—	—	—	1,547
Stock compensation expense for issuance of common stock options at below fair market value	—	—	9,949	—	—	—	9,949
Amortization of unearned compensation	—	—	—	—	4,400	—	4,400
Net loss for the period January 1, 2001 through September 30, 2001	—	—	—	—	—	(134,539)	(134,539)

Balance at September 30, 2001 (unaudited)	145,668,405	$146	$548,309	$(1,125)	$(11,057)	$(445,270)	$91,003

See accompanying notes

USinternetworking, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended
	September 30,

	2001	2000

	(unaudited)
Operating Activities
Net loss	$(134,539)	$(129,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,887	30,661
Amortization	7,626	5,716
Non-cash stock compensation expense	16,302	15,593
Non-cash interest expense	—	199
Changes in operating assets and liabilities:
Accounts receivable	6,281	(12,514)
Prepaid expenses and other current assets	2,729	(17,763)
Deferred iMAP costs	5,284	(19,922)
Accounts payable	(11,303)	10,659
Accrued compensation and benefits	(4,031)	9,822
Other accrued expenses	6,936	3,047
Deferred revenue	2,353	10,557

Net cash used in operating activities	(52,475)	(93,316)
Investing Activities
Purchases of property and equipment	(23,537)	(92,417)
Proceeds from sale-leaseback transaction	17,900	—
Purchases of available-for-sale securities	—	(17,546)
Proceeds from sale of available-for-sale securities	—	48,941
Payments to shareholders of acquired businesses	(4,485)	(2,000)
Changes in other assets	(251)	—

Net cash used in investing activities	(10,373)	(63,022)
Financing Activities
Proceeds from exercise of employee stock options	386	2,434
Proceeds from issuance of common stock to employee stock purchase plan	822	—
Proceeds from issuance of common stock, net of offering costs	90,122	119,238
Proceeds from issuance of long-term debt	18,323	26,296
Payments on long-term debt	(26,496)	(13,650)
Payments on capital lease obligations	(25,967)	(9,211)

Net cash provided by financing activities	57,190	125,107

Net decrease in cash and cash equivalents	(5,658)	(31,231)
Cash and cash equivalents at beginning of period	56,962	112,302

Cash and cash equivalents at end of period	$51,304	$81,071

Supplemental cash flow information:
Additional capital assets acquired via capital leases	$11,252	$32,341

See accompanying notes.

USinternetworking, Inc.

Notes to Consolidated Financial Statements
September 30, 2001
(unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Currently, the Company is performing an assessment as to the recoverability of certain long-lived assets including software licenses and decommissioned hardware inventory. Pending the outcome of this assessment, the Company may determine that these assets are impaired, which could result in a material charge being recorded in the near term. Management expects to complete this assessment by December 31, 2001.

     In the first half of fiscal year 2001, the Company estimated that its annual bonus program would be paid in full in accordance with employment contracts and anticipated 2001 operating results, and established an accrual based on this estimate. During the third quarter, management lowered the estimate on the bonus payout due to the Company’s financial performance and reductions in workforce, which resulted in a $3,600 decrease to the estimated accrual. The effect of this change in estimate was to decrease general and administrative expense and the net loss by $3,600 for the three and nine-month periods ended September 30, 2001. Basic and diluted loss per share for the three and nine-month periods ended September 30, 2001 was lowered by $0.10 and $0.03, respectively, as a result of the change.

2. Recent Accounting Pronouncements

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

     Upon adoption of the Statement on January 1, 2001, the Company maintained an interest rate swap agreement in the notional amount of $4,750 related to outstanding notes payable. The interest rate swap effectively fixes the rate of interest on a portion of the Company’s floating rate note, and is settled as the related term note matures. The adoption of the Statement was immaterial to the Company’s financial condition and results of operations.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company recorded goodwill amortization of $7,626 for the nine months ended September 30, 2001, and expects that goodwill amortization will approximate $10,350 for the full year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. Currently, management has not yet determined the effect of these tests; however, a transitional adjustment is expected to be required as of January 1, 2002.

3. Loss Per Share

     The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net loss	$(37,621)	$(47,751)	$(134,539)	$(129,371)

Denominator:
Weighted-average number of shares of common stock outstanding and not subject to repurchase during the period	140,624,292	97,146,353	139,607,253	95,342,494

Basic and diluted loss per common share	$(0.27)	$(0.49)	$(0.96)	$(1.36)

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

	September 30,	December 31,
	2001	2000

Computers and software	$108,176	$79,356
Accumulated amortization	(36,951)	(20,688)

Total	$71,225	$58,668

     Amortization of leased property is included in depreciation and amortization expense.

     Future minimum payments under capital lease obligations consist of the following at September 30, 2001:

2001	$10,493
2002	38,400
2003	20,632
2004	1,236

Total minimum lease payments	70,761
Amounts representing interest	(4,143)

Present value of capital lease obligations	66,618
Current portion	(32,549)

Capital lease obligations, non-current	$34,069

5. Long-Term Debt and Convertible Subordinated Notes in Default

     Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000

Note payable to bank due in June 2002 and bearing interest at 9% per annum. This note is payable in aggregate monthly installments of principal and interest of $7 with all unpaid principal and interest due at maturity. This note is secured by a mortgage on the real property purchased with the proceeds and with restricted cash equal to the principal balance pledged as additional security. This property was sold in September 2001 and the note was paid in full	$—	$795
Notes payable due September 1, 2002 through May 1, 2003 and

bearing interest at 11.3% to 13.61% per annum. These notes are payable in aggregate monthly installments of principal and interest of $303 and are collateralized by certain furniture, fixtures, equipment, and software	4,360	13,568
Notes payable due January 2002 through March 2002 and bearing interest at 10.0% to 11.9% per annum. These notes are payable in quarterly installments of $1,071 with all unpaid principal and interest due at maturity. These notes are collateralized by certain software licenses	2,167	9,030
Notes payable due in May 2002 and bearing interest at 12.4% and 13.1% per annum. The notes are payable in aggregate monthly installments of principal and interest of $446 and are collateralized by certain equipment	4,163	7,235
Notes payable due on February 2005 through May 2006 and bearing interest at 7.5% per annum. The notes are payable in aggregate monthly installments of principal and interest of $79 with all unpaid principal and interest due at maturity. The notes are secured by a mortgage on the real property purchased with the proceeds	7,974	8,232
Notes payable due on March 1, 2001 and bearing interest at 6.6% per annum. These notes were payable in aggregate monthly installments of principal and interest of $39 and were collateralized by the general assets of the Company	—	154
Notes payable due between March 2003 and September 2004 and bearing interest at rates from 8.25% to 10.25% per annum. The notes are payable in aggregate monthly installments of principal and interest of $2 and are secured by automobiles purchased with the proceeds	85	99
Note payable due on December 29, 2003 bearing interest at 9.8% per annum. The note is payable in monthly principal installments of $99 plus interest and is collateralized by restricted cash equal to the principal balance and certain building improvements	2,771	3,563
Note payable due on January 9, 2002 and bearing interest at 6.85% per annum. The note is payable in aggregate monthly installments of principal and interest of $96 and is collateralized by the general assets of the Company	377	—
Note payable due June 1, 2010 and bearing interest at 8.80% per annum. The note is payable in aggregate monthly installments of principal and interest of $55 with all unpaid principal and interest due at maturity. This note is secured by a mortgage on the real property purchased with the proceeds and restricted cash for a portion of the outstanding balance	6,664	6,719
Amount outstanding under revolving credit line. Credit line expires on January 2, 2004 and bears interest based on a floating rate. Current rate is LIBOR plus 4.75%. Note is interest only with principal due upon facility expiration The note is secured by the general assets of the Company	10,300	—
Note payable to former shareholders of Conklin, bearing interest at 10% per annum and due with accrued interest on October 8, 2001	2,000	2,000

Total	40,861	51,395
Less: current portion	25,115	22,020
Less: discounts	20	188

	$15,726	$29,187

     Aggregate maturities of long-term debt at September 30, 2001 are as follows:

October 1, 2001 through December 31, 2001	$20,062
2002	5,376
2003	1,794
2004	567
2005	261
2006 and thereafter	12,801

Total	$40,861

     The Company is subject to a number of restrictive covenants under the various debt agreements. On September 30, 2001, the Company was not in compliance with certain financial covenants under the $50,000 revolving line of credit with GE Capital Corporation and a $5,000 loan with Charter Financial Corporation. These debt obligations have been classified as current debt at

September 30, 2001. On October 5, 2001, the Company retired the debt of $10,300 owed to GE Capital Corporation and has subsequently terminated the revolving line of credit. Additionally, the Company continues to make the scheduled payments on the loan with Charter Financial Corporation and is in negotiations regarding the default provisions.

     The Company has a secured note in the amount of $2,000 due to the former shareholders of Conklin & Conklin on October 8, 2001, that bears interest at 10%, with interest payable monthly until the maturity date. The Company did not make the scheduled payment on October 8, 2001 and is in discussions with the former shareholders regarding the payment terms.

     In 1999, the Company issued $125,000 of convertible subordinated notes, due November 1, 2004, with interest accruing at 7% per annum, payable semi-annually on May 1 and November 1 each year. The subordinated notes have been classified as current debt as a result of the Company’s election not to make the interest payment due on November 1, 2001. The Company is in discussions with holders of the subordinated notes regarding the restructuring of these obligations. During the three months ended September 30, 2001, minimal trading has occured with our notes and, therefore, their fair market value is difficult to ascertain.

     On November 2, 2001, the Company entered into a $25,000 revolving credit facility with Foothill Capital Corporation for general corporate purposes. The revolving credit facility bears interest ranging between 0.25% to 2.0% over prime based on various covenants and is due on the maturity date of April 30, 2003 or earlier upon the occurrence and during continuation of an event of default. The note has no principle amortization requirements and is secured by the Company’s cash and accounts receivable. The Company has not drawn funds from this facility as of November 14, 2001.

6. Segment Information

     The following tables set forth the Company’s operating segments:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Enterprise Wide Solutions	$15,633	$11,599	$47,723	$29,810
E-Commerce and Web Based Solutions	16,085	16,669	52,834	42,471

Consolidated	$31,718	$28,268	$100,557	$72,281

Segment operating profit
Enterprise Wide Solutions	$5,533	$4,282	$16,863	$9,918
E-Commerce and Web Based Solutions	11,462	5,764	32,508	15,605

Consolidated	$16,995	$10,046	$49,371	$25,523

     A reconciliation of segment operating profit to net loss during the periods presented is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Segment operating profit for all segments	$16,995	$10,046	$49,371	$25,523
Network and infrastructure costs	(5,271)	(7,038)	(20,395)	(19,350)
General and administrative	(6,526)	(6,844)	(20,865)	(19,856)
Sales and marketing	(9,005)	(17,740)	(36,704)	(52,676)
Product research and development	(483)	(945)	(1,854)	(2,286)
Non-cash stock compensation expense	(3,985)	(6,019)	(16,302)	(15,895)
Restructuring charge	(2,643)	—	(11,496)	—
Impairment loss	(2,432)	—	(3,780)	—
Depreciation and amortization	(19,721)	(15,447)	(57,513)	(36,377)
Interest income	802	2,385	4,111	6,883
Interest expense	(5,352)	(6,149)	(19,112)	(15,337)

Net loss	$(37,621)	$(47,751)	$(134,539)	$(129,371)

7. Restructuring Charge

     In December 2000, the Company accrued a restructuring charge of $2,110. The restructuring charge consisted of accrued severance costs of $727 related to the involuntary termination of three employees and non-cancelable lease obligations of $1,383 related to the closing of three sales offices. During the first nine months of 2001, the Company accrued $11,496 related to additional restructuring efforts. During this period, the Company accrued restructuring charges of $7,965 related to severance costs for the involuntary termination of 481 employees. Additionally, the Company recognized restructuring charges of $3,531 for non-cancelable lease obligations resulting from the closing of an additional seven offices. The Company is in the process of negotiating lease termination settlements on these properties. A $556 reduction to the 2000 estimated accrual for the termination of various non-cancelable leases was recorded in January 2001. The following table summarizes the activity related to the accrued restructuring charges for the nine-month period ended September 30, 2001.

	Severance and	Non-cancelable
	related costs	lease costs	Total

Balance at December 31, 2000	$727	$1,383	$2,110
Restructuring charge in 2001	7,965	3,531	11,496
Payments in 2001	(7,214)	(1,038)	(8,252)
Changes in estimate for restructuring accrual	—	(556)	(556)

Balance at September 30, 2001	$1,478	$3,320	$4,798

     Of the remaining $4,798 accrued restructuring charge at September 30, 2001, $4,190 is included in other accrued expenses and $608 in other long-term liabilities.

8. Related Party Transactions and Impairment Loss

     The Company holds a full recourse note totaling $4,249 due from a director that bears interest at 9% per annum, and payable within 90 days on demand. The loan was used to purchase shares of common stock pursuant to a stock option agreement and to pay the tax liability resulting from the exercise of options. At the time the loan was executed in July 2000, the Company reduced stockholders’ equity by $2,250. In September 2001, the Company exercised the demand provision of the note and requested full payment within the 90 days. Subsequent to this demand, the Company became aware that the collectibility of the full amount of the note was uncertain. Given the current uncertainty regarding the collectibility of the note, the Company presently estimates that it will likely recover an amount approximating one-half of the total amount due, and has therefore recorded an allowance of $2,432 classified as an impairment loss. The Company continues to assess the collectibility of the note. The Company’s estimates as to the ultimate amount collected on the note are subject to revision in the near term.

     In November 2001, the Company collected from a former employee and officer the prepayment of the principal amount of his loan, totaling $300, in consideration of the Company waiving the 9% per annum interest on the loan (approximately $35 at the time of pre-payment). The loan was due to be paid on July 5, 2002.

9. Stock Warrants

     In connection with shares of common stock issued for cash on January 2, 2001, the Company granted warrants to purchase 9,457,721 shares of common stock at an exercise price of $4.08 per share, which expire in January 2006. All of the warrants remained outstanding at September 30, 2001. For further information, refer to notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

Overview

     We have developed an advanced, integrated service offering that provides our clients the ability to use leading business software applications through our state-of-the-art GSP environment. During 1998, we devoted substantially all of our efforts to developing our network infrastructure, recruiting and training personnel, establishing strategic business partnerships with application software providers, completing two strategic acquisitions and raising capital. During our first full year of operations in 1999, we continued the development activities started in 1998 and began to market and sell our new iMAP offerings. In 2000, we completed our development activities, increased our client base, and expanded our iMAP offerings. We have incurred a cumulative net loss since inception and expect to incur additional losses for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of $445,270.

     As of September 30, 2001, we had 194 signed contracts with 133 clients accounting for total revenue, assuming payment over the full contract terms, of over $370,000, assuming payment of the full contract terms. While we continued to obtain new contracts in the quarter, our total revenue under contract has been reduced approximately $10,000 since the second quarter of 2001. This reduction mainly results from terminations of clients in financial distress.

     In August 2000, we purchased the assets of EnableVision, LLC, a comprehensive provider of Lawson financial and human resources system implementation services. The purchase price consisted of cash of $2,000 and 290,640 shares of restricted stock valued at $4,000 on the purchase date.

     In October 1999, we purchased the assets of Conklin & Conklin, Inc., a comprehensive provider of Lawson financial and human resources system implementation services and a certified reseller of Lawson software licenses. The purchase price consisted of cash of $7,700, assumed liabilities of $1,500, and a $2,000 secured note. The secured note, which became due on October 8, 2001, bears interest at 10%, with interest payable monthly. In addition, the purchase price consists of contingent payments of up to $4,600 in cash. The Company already made payment of $2,185 to the Conklin shareholders in 2000. The balance of $2,300 is payable on January 7, 2002, and has been accrued in the other accrued expenses at September 30, 2001. We did not make the scheduled payment of the Conklin note on October 8, 2001, and we are in discussions with the Conklin shareholders regarding payment terms of the note and the balance of the contingent payment as part of the proposed balance sheet restructuring discussed in the Liquidity and Capital Resources section.

     Revenue. We generate revenue from iMAP services and information technology services. Revenues from professional IT services are recognized as services are provided. iMAP revenues consist of fees for the Company’s iMAP services. iMAP service fees are consideration for access to our network of Enterprise Data Centers or EDCs, hosting application software, and the implementation and management of that software. iMAP contracts generally have a three to five year term and revenues are recognized ratably over the contract term. Payments received in advance of revenue recognition, even if non-refundable, are recorded as deferred revenue and recognized ratably over the term of the iMAP service contract. Some contracts permit termination without cause by the clients. Contracts permitting termination without cause generally provide for termination payments to us that will be recognized as revenue when collectibility is assured.

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

Historical Results of Operations

Revenue

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 31, 2000

iMAP	$29,179	$24,811	$92,465	$60,354
Professional IT services	2,539	3,457	8,092	11,927

Total revenue	$31,718	$28,268	$100,557	$72,281

Enterprise Wide Solutions	$15,633	$11,599	$47,723	$29,810
E-Commerce and Web Based Solutions	16,085	16,669	52,834	42,471

Total revenue	$31,718	$28,268	$100,557	$72,281

Direct cost of services

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

iMAP	$13,279	$15,928	$46,153	$39,016
Professional IT services	1,444	2,294	5,033	7,742
Network and infrastructure	5,271	7,038	20,395	19,350

Total direct cost of services and Network and infrastructure costs	$19,994	$25,260	$71,581	$66,108

Enterprise Wide Solutions	$10,100	$7,317	$30,860	$19,892
E-Commerce and Web Based Solutions	4,623	10,905	20,326	26,866
Network and infrastructure	5,271	7,038	20,395	19,350

Total direct cost of services and Network and infrastructure costs	$19,994	$25,260	$71,581	$66,108

Comparison of the three-month period ended September 30, 2001 to the three-month period ended September 30, 2000

     Revenue. Revenue generated was $31,718 for the three-month period ended September 30, 2001 as compared to $28,268 for the three months ended September 30, 2000 and represents an increase of $3,450, or 12.2%.

     The increase of $4,368 in iMAP revenue is attributable to increased contract upgrades and cross sales with existing clients and one-time termination fees. iMAP revenue for the third quarter includes one-time fees of $2,323 related to the early terminations of an E-Commerce client and the early termination of a portion of our business with another E-Commerce client. Professional IT services revenue of $2,539 decreased $918, primarily due to shifting resources from traditional IT clients to iMAP clients.

     Enterprise Wide Solutions’ revenue increased $4,034 for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000. The increase in Enterprise Wide Solutions revenue is mainly attributable to additional iMAP contracts for our financial management, human resource and customer relationship management products. E-Commerce and Web Based Solutions revenue decreased $584 as a result of the difficult market conditions within the e-commerce market place. Despite deterioration of the e-commerce market, the Company continues to see demand for mature e-commerce capability from traditional businesses.

     Gross margins, direct costs of services, network and infrastructure costs. For the three months ended September 30, 2001, we incurred $19,994 for direct costs of services and network and infrastructure costs as compared to $25,260 for the three months ended September 30, 2000. The decrease of $5,266 is mainly attributable to cost efficiencies gained as the company continues to improve processes and the restructuring efforts made in the first six months of fiscal year 2001.

     For the three month period ended September 2001, we incurred $13,279 and $1,444 of direct costs related to the delivery of our iMAP and professional IT services, respectively, as compared to $15,928 and $2,294, respectively, for the three month period ended September 30, 2000. The decrease of $2,649 in iMAP services is directly attributable to gains in operational efficiency and the restructuring efforts that occurred in early 2001. In addition, we wrote off $287 of deferred iMAP costs related to the early terminations of contracts for which we received termination fees. The $850 decrease in professional IT services costs is directly related to the decrease in professional services revenue.

     In addition, we incurred $5,271 of costs related to the maintenance of our network and infrastructure costs for the three months ended September 30, 2001 as compared to $7,038 in related costs during the three months ended September 30, 2000. The decrease of $1,767 is attributable to reduced labor costs from the Company’s restructuring efforts in the first six months of fiscal year 2001, partially offset by increased client related telecom and hardware maintenance costs.

     Gross margins, including iMAP network and infrastructure costs, for the three months ended September 30, 2001 were 36.4%and 43.1% for iMAP and professional IT services, respectively. These margins for the three months ended September 30, 2000 were 7.4% and 33.6%, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase. Professional IT services margins are expected to remain constant for the foreseeable future.

     For the three months ended September 30, 2001, we incurred $10,100 and $4,623 of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the three months ended September 30, 2000, we incurred $7,317 of direct costs related to Enterprise Wide Solutions and $10,905 of direct costs related to E-Commerce and Web Based Solutions. The increase in the Enterprise Wide Solution costs is directly attributable to incremental client costs associated with our increase in iMAP client contracts. The decrease in the E-Commerce and Web Based Solutions costs results from the changing product mix within the company and the restructuring efforts as described in note 7 to the financial statements.

     Segment operating profit margin, which excludes iMAP networking and infrastructure costs, for Enterprise Wide Solutions was 35.4% for the three months ended September 30, 2001 as compared to 36.9% for the three months ended September 30, 2000. Excluding the early termination fees of $3,529 received in the quarter, segment operating profit margins for E-Commerce and Web Based Solutions improved to 54.0% for the three months ended September 30, 2001 as compared to 34.6% for the three months ended September 30, 2000. Enterprise Wide Solutions operating profit margin decreased slightly as a result of competitive pricing. The operating profit margins for both segments continue to benefit from the utilization of the investment made in 2000 to support the increase in iMAP contracts.

     General and administrative expenses. We incurred $6,526 of general and administrative expenses compared to $6,844 for the three-month periods ended September 2001 and 2000, respectively. The decrease of $318 results from the Company’s restructuring efforts in the first six months of fiscal year 2001. We anticipate general and administrative expenses to decrease in future periods due to the additional restructuring efforts initiated in September 2001.

     Sales and marketing expenses. For the three months ended September 30, 2001, we incurred $9,005 of sales and marketing expenses compared to $17,740 for the three months ended September 30, 2000. The decrease of $8,735 results from a reduction in the product management and sales force in 2001 due to the restructuring efforts and the consolidation of business units in early 2001. Additionally, the Company has incurred lower marketing and advertising costs for the three months ended September 30, 2001.

     Product research and development expenses. For the three months ended September 30, 2001, we incurred $483 of product research and development expenses compared to $945 for the three months ended September 30, 2000. This decrease results from the company’s focus on core product offerings and the consolidation of business units in 2001. We expect our product research and development costs to remain constant for the foreseeable future.

     Non-cash stock compensation expense. For the three-month period ended September 30, 2001, we incurred a total of $3,985 in non-cash stock compensation expenses compared to $6,019 for the three-month period ended September 30, 2000. During fiscal year 2000, the company offered employee stock options granted for nominal exercise prices in lieu of cash bonuses. Non-cash stock compensation decreased period over period as the stock options related to 2000 bonuses vested earlier in 2001. This program was discontinued in December 2000. Additionally, contributions to employee retirement plans decreased as a result of the reduction in work force during the first six months of fiscal year 2001. We expect to incur up to $10,044 of non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock. We also expect to incur up to $5,793 in non-cash stock compensation expense through 2002 related to the intrinsic value of 1999 and 2000 stock option grants.

     Depreciation and amortization. For the three months ended September 30, 2001, we incurred $19,721 in depreciation and amortization expenses, compared to $15,447 for the three months ended September 30, 2000. Of the $4,274 million increase, $3,774 represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $500 represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT and EnableVision.

     Interest income and expense. For the three months ended September 30, 2001, we incurred $5,352 in interest expense and generated $802 of interest income. For three months ended September 30, 2000, we incurred $6,149 of interest expense and generated $2,385 of interest income. Our interest expense decreased as our long-term debt and capital lease obligations mature and also result from reduced interest payments on software licenses purchased early in fiscal year 2000. See Notes 4 and 5 to our September 30, 2001 consolidated financial statements for a summary of our capital lease and long-term debt obligations at September 30, 2001.

     We generated interest income in the third quarter of 2001 from the temporary investments of our proceeds from our November 2000 and January 2001 debt and equity transactions. During the three-month period ended September 30, 2000, we generated interest income from the temporary investment of the proceeds of our February 2000 common stock offering and our November 1999 debt offering.

Comparison of the nine-month period ended September 30, 2001 to the nine-month period ended September 30, 2000

     Revenue. For the nine-month period ended September 30, 2001, revenue generated was $100,557 as compared to $72,281 for the nine-month period ended September 30, 2000 and represents a $28,276, or 39.1%, increase.

     The increase of $32,111 in iMAP revenue is attributable to the increased contract units, increased contract upgrades and cross sales with existing iMAP clients as well as a full nine months of revenue from contracts signed in fiscal year 2000. Included in our 2001 iMAP revenues were one-time fees of $6,237 related to the early termination of several E-Commerce contracts. Professional IT services revenue decreased $3,835, primarily due to shifting resources from traditional IT clients to iMAP.

     The increase of $17,913 in Enterprise Wide Solutions revenue is mainly attributable to additional iMAP contracts for our financial management, human resource and customer relationship management products. The increase of $10,363 in E-Commerce and Web Based Solutions is attributable to additional client iMAP contracts for our E-Commerce and E-business products. In addition, three early terminations of E-Commerce contracts contributed $6,237 to revenue in the nine-month period ended September 30, 2001.

     Gross margins, direct costs of services, network and infrastructure costs. For the nine months ended September 30, 2001, we incurred $71,581 for direct costs of services and network and infrastructure costs as compared to $66,108 for the three months ended September 30, 2000. The increase of $5,473 is mainly attributable to increased volume and increases in hardware and software maintenance and client network connectivity.

     For the nine months September 30, 2001, we incurred $46,153 and $5,033 of direct costs related to the delivery of our iMAP and professional IT services, respectively. For the nine months ended September 30, 2000, we incurred $39,016 of direct costs related to iMAP services and $7,742 of direct costs related to professional IT services. The $7,137 increase in iMAP services costs is directly attributable to our increase in the volume of iMAP services. In addition, we wrote off $1,101 of deferred iMAP costs related to the early termination of three contracts for which we received termination fees. The $2,709 decrease in professional IT services costs is directly related to the decrease in professional services revenue.

     In addition, we incurred $20,395 of costs related to the maintenance of our network and infrastructure costs for the nine months ended September 30, 2001 as compared to $19,350 in related costs for the nine months ended September 30, 2000. The increase of $1,045 is attributable to costs required to support our business growth.

     Gross margins, including iMAP network and infrastructure costs, for the nine months ended September 30, 2001 were 28.0% and 37.8% for iMAP and professional IT services, respectively. These margins for the nine months ended September 30, 2000 were 3.3% and 35.1%, respectively. Our margins for iMAP services are expected to continue to improve because our business model contemplates a much smaller increase in network and infrastructure costs as revenues increase. Professional IT services margins are expected to remain constant for the foreseeable future.

     For the nine months ended September 30, 2001, we incurred $30,860 and $20,326 of direct costs related to the delivery of our Enterprise Wide Solutions and E-Commerce and Web Based Solutions, respectively. For the nine months ended September 30 2000, we incurred $19,892 of direct costs related to Enterprise Wide Solutions and $26,866 of direct costs related to E-Commerce and Web

Based Solutions. The increase in the Enterprise Wide Solution costs is directly attributable to incremental client costs associated with our increase in iMAP client contracts. E-Commerce and Web Based Solutions costs decreased as a result of a change in product mix and the restructuring efforts made early in fiscal year 2001.

     Segment operating profit margins, which exclude iMAP networking and infrastructure costs, for Enterprise Wide Solutions improved to 35.3% for the nine months ended September 30, 2001 as compared to 33.3% for the nine months ended September 30, 2000. Excluding termination fees of $7,549 received during the fiscal year 2001, segment operating profit margins for E-Commerce and Web Based Solutions improved to 49.2% for the nine months ended September 30, 2001 as compared to 36.7% for the nine months ended September 30, 2000. Both of these improvements reflect the utilization of the investment made in 2000 to support the increase in iMAP contracts.

     General and administrative expenses. For the nine months ended September 30, 2001, we incurred $20,865 of general and administrative expenses compared to $19,856 for the nine months ended September 30, 2000. The increase of $1,009 principally reflects the costs associated with a sign-on bonus for a new executive and additional leased office space. We anticipate general and administrative expenses to decrease in future periods due to the restructuring efforts initiated in May and September of fiscal year 2001.

     Sales and marketing expenses. For the nine months ended September 30, 2001, we incurred $36,704 of sales and marketing expenses compared to $52,676 for the nine month period ended September 30, 2000. The decrease of $15,972 reflects lower marketing and advertising costs incurred for the nine-months ended September 30, 2001. Additionally, the number of product management and sales personnel has decreased due to the consolidation of business units from eight in 2000 to two in 2001 and the restructuring efforts in the first and second quarters of 2001 as further described in note 7 to the financial statements.

     Product research and development expenses. For the nine months ended September 30, 2001, we incurred $1,854 of product research and development expenses compared to $2,286 for the nine months ended September 30, 2000. The decrease results from our focus on core products and the consolidation of business units from eight in 2000 to two in 2001. We expect our product research and development costs to remain constant for the foreseeable future.

     Non-cash stock compensation expense. For the nine months ended September 30, 2001, we incurred a total of $16,302 in non-cash stock compensation expenses compared to $15,895 for the nine months ended September 30, 2000. The increase reflects the amortization of unearned compensation for awards prior to the period offset by reductions in the period expense in connection with employee retirement plans and the discontinuation of the employee stock purchase plan. We expect to incur up to $10,044 of non-cash stock compensation expense over the next three to four years as a result of a stock option swap program implemented in November 2000. This program allowed employees to exchange stock options granted since January 2000 at a rate of two options for one share of restricted stock. We also expect to incur up to $5,793 in non-cash stock compensation expense through 2002 related to the intrinsic value of 1999 and 2000 stock option grants.

     Depreciation and amortization. For the nine months ended September 30, 2001, we incurred $57,513 in depreciation and amortization expenses, compared to $36,377 for the nine months ended September 30, 2000. Of the $21,136 increase, $19,636 represents depreciation of our increasing investment in property and equipment and the amortization of our prepaid software licenses. The remaining amount of $1,500 represents the amortization of the goodwill recorded upon our acquisitions of Conklin, ACR, IIT and EnableVision.

     Interest income and expense. For the nine months ended September 30, 2001, we incurred $19,112 in interest expense and generated $4,111 of interest income. For nine months ended September 30, 2000, we incurred $15,337 of interest expense and generated $6,883 of interest income. Our interest expense has increased as we continue to finance through long-term debt and capital lease obligations investments in our client solutions and in our network and infrastructure. See Notes 4 and 5 to our September 30, 2001 consolidated financial statements for a summary of our capital lease and long-term debt obligations.

     We generated interest income in the first nine months of fiscal year 2001 from the temporary investments of our proceeds from our November 2000 and January 2001 debt and equity transactions. During the same prior year period, we generated interest income from the temporary investment of the proceeds of our February 2000 common stock offering and our November 1999 debt offering.

Future Assessment of Recoverability and Impairment of Goodwill

     In connection with our acquisition of the stock of IIT and ACR, and the assets of Conklin and EnableVision, we recorded goodwill that is being amortized on a straight-line basis over its estimated useful life. At September 30, 2001 the unamortized portion of these intangibles was $24,419, which represented 6% of total assets and 27% of stockholders’ equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be between three to five years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

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

Liquidity and Capital Resources

     At September 30, 2001, we had cash and cash equivalents of $51,304. Cash in excess of operating requirements is invested in high-grade liquid financial instruments with maturities less than 90 days.

     For the nine months ended September 30, 2001, we used $52,475 of cash for operating activities, $10,373 of cash in investing activities and generated $57,190 of cash (net of debt repayments) through financing activities. Cash used in operating activities was primarily used to fund operating losses. Our accounts receivable balance was $29,031 at September 30, 2001, including unbilled accounts receivable of $12,341. During the first nine months of 2001, we wrote off $5,167 and reserved an additional $4,830 of accounts receivable related to several early-stage companies that were experiencing financial difficulty. At September 30, 2001 our accounts receivable balance has no specific industry or customer concentration. We do not believe that delinquent payments on our accounts receivable will materially affect our liquidity.

     We used cash in investing activities in the first nine months of 2001 and 2000, primarily to purchase computer hardware and software required to support our shared infrastructure and new iMAP clients. During the first nine months of 2001, we acquired $34,789 of property and equipment, including equipment financed with capital leases, compared to $124,758 purchased in the first nine months of 2000. During 2001, we also received $17,900 of cash in a sale-leaseback transaction of equipment we purchased in a prior period. The majority of the base infrastructure required to provide our iMAP offerings has been purchased. As a result, we expect that our capital expenditures for the next several years will now largely be success-based, consisting of software licenses, hardware and the expansion of existing data center facilities required to implement iMAP offerings for our new customers. We expect to expend between $30,000 and $35,000 on capital expenditures for fiscal year 2001 depending on our success in signing new contracts, including $180 committed to improve our facilities. As financing of our capital expenditures may be difficult, we plan to use cash for our capital expenditure requirements.

     During the first nine months of 2001, we paid contingent consideration of $2,185 to the former shareholders of Conklin and Conklin, Inc., a company whose assets we acquired in 1999. The purchase price of the acquisition consisted of cash and a $2,000 secured note which became due in October 2001. On June 30, 2001, we accrued an additional $2,300 of contingent payments due to three shareholders. We did not make payment on the note and such payment, along with payment of the additional $2,300 contingent payment, are being negotiated as part of out balance sheet restructuring.

     During the first nine months of 2001, we continued to obtain needed capital through the sale of common stock, borrowings on our $50,000 line of credit, and equipment financing arrangements. In January 2001, we received net proceeds of $90,174 from the sale of 26,634,815 shares of our common stock. During the nine months ended September 30, 2001, we also received cash of $18,323 from our long-term borrowing arrangements, including $10,300 from our line of credit. We made principal payments during the nine months ended September 30, 2001 of $52,463 for our long-term debt and capital lease obligations, compared to $22,861 for the nine months ended September 30, 2000. Our debt and capital lease arrangements for the remainder of 2001 require principal payments of

$28,050. We have retained a restructuring advisor, Conway, Del Genio, Gries & Co., LLC, who along with management, have begun discussions with our debt holders and other creditors regarding the restructuring of our obligations. In conjunction with these restructuring efforts, we elected not to pay the $4,375 semi-annual interest payment due on November 1, 2001 on our $125,000 convertible subordinated notes due November 1, 2004. Due to our election, we are technically in default of the note indenture, with the default cure period expiring as of December 1, 2001. We are also exploring alternatives to reduce our capital needs. The timing and amount of our capital needs will vary depending on a number of factors, including the level and pace of our operations, the availability of our existing financing sources, unexpected increases in our working capital needs, and the rate of our expansion and growth.

     We worked throughout the quarter with our investment bank to identify more permanent funding and evaluate strategic alternatives. On October 8, 2001 and November 8, 2001, we executed letters of intent with Bain Capital Partners, LLC (Bain) providing for an equity investment of up to $100,000, of which affiliates of Bain would initially invest $75,000 in our business, with an additional $25,000 available upon achievement of certain business milestones. The investment is contingent upon a number of conditions, including, among others, a mutually agreeable restructuring of our obligations, execution of definitive documentation, and any necessary regulatory approvals. We continue to work closely with Bain to structure the form of the transaction and to execute a definitive agreement. If we consummate this agreement, we expect that Bain will own substantially all of our equity, materially diluting our current stockholders’ equity. We do not know whether we will reach a definitive agreement with Bain or, if we do so, whether we will consummate the transaction with Bain.

     If we do not reach a definitive agreement with Bain, we cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements or to implement our growth strategy on acceptable terms, if at all. Based on our current plans and expectations, we will need additional sources of capital beginning in 2002. If we cannot obtain such financing on terms acceptable to us, we may be unable to fund our ongoing operations at their current levels. Additionally, if we cannot come to consensual agreement with our creditors, we may seek an in-court reorganization of the Company.

     As of September 30, 2001, we have arrangements with lenders and investors that provide us with additional financing if certain conditions are met. These arrangements are as follows:

•	On November 1, 2001, we entered into a $25,000 revolving credit facility with Foothill Capital for general corporate purposes. We have not drawn funds from this facility as of November 14, 2001.

•	We have entered into an equity draw-down agreement with Acqua Wellington North American Equities Fund Ltd., which permits us to sell shares of our common stock to Acqua Wellington at our sole discretion, depending upon our needs. To date, Acqua Wellington has purchased $5,000 of our common stock under this agreement. The agreement provides that Acqua Wellington is committed to purchase up to $60,800 of our common stock over the 28-month term of the purchase agreement. When our common stock trades below $1 per share, Acqua Wellington is not obligated to purchase our common stock. Our stock price has been below $1 since August 2001, and there can be no assurance that Aqua Wellington will agree to purchase our stock in future periods if our stock price is not above $1. During the three months ended September 30, 2001, we made no draw-downs under this line, and no future draw-downs are expected.

     On January 2, 2001, we entered into a $50,000 revolving line of credit with a group of lenders led by GE Capital. On September 30, 2001, we were not in compliance with certain covenant requirements under the revolving line of credit. Therefore, these debt agreements were reclassified as current debt in the September 30, 2001 financials. On October 5, 2001, we retired the outstanding balance of $10,300 and subsequently terminated the revolving line of credit.

Restructuring

     In December 2000, we accrued a restructuring charge of $2,110 related to severance costs associated with the involuntary termination of certain employees of USi and non-cancelable lease costs associated with the closing of three sales offices. In January 2001, we accrued a restructuring charge of $1,020 related to severance costs associated with the involuntary termination of certain employees of USi. In May 2001, we accrued a restructuring charge of $7,833 related to severance costs associated with the involuntary termination of certain employees and an estimated accrual for the termination of various non-cancelable lease costs. In September 2001, we accrued an additional restructuring charge of $2,643 related to severance costs associated with the involuntary termination of certain employees and an estimated accrual for the termination of non-cancelable lease costs. We anticipate that substantially all of the restructuring accrual will be paid in the next twelve months.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved the issuance of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 on business combinations changes current practice by requiring the use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interest method of accounting. Additionally, Statement No. 141 provides new criteria for determining whether acquired intangible assets should be recognized separately from goodwill and continues to ensure that the presentation of pro forma information required under Accounting Principles Board Opinion No. 16, Business Combinations, be included in the financial statements.

     Statement No. 142, Goodwill and Other Intangibles, eliminates the requirement to amortize goodwill over finite lives. Rather, the asset will be tested for impairment at least annually at the reporting unit level using an approach defined by the Statement. Upon adoption, goodwill amortization will cease. Any impairment loss recognized as a result of a transitional impairment test of goodwill is recognized as the effect of a change in accounting principle in the period of adoption. Statement No. 142 will be effective for fiscal years beginning January 1, 2002. Currently, management has not yet determined the effect of the pronouncement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates. Market risk is the risk of loss to future earnings, to fair value or to future cash flows that may result from the changes in the price of financial instruments. At September 30, 2001, we had cash and cash equivalents of $51,304, which consisted of demand deposit and money market accounts. The accounts are interest rate sensitive; however, these investments have short maturities mitigating this sensitivity. A hypothetical 100 basis point change in interest rates would result in an immaterial change in our net loss for the nine months ended September 30, 2001. At September 30, 2001, the fair value of long-term debt and capital leases approximates its carrying value. A hypothetical 100 basis point change in interest rates would result in an immaterial change in the fair value of the long-term debt and capital leases. Changes in the quoted market price of our common stock affects the fair value of our convertible subordinated notes. At September 30, 2001, we had $125,000 in principal amount of convertible subordinated notes outstanding, bearing interest at 7%, which mature November 1, 2004. During the three month period ended September 30, 2001, minimal trading has occurred with our notes and, therefore, their fair market value is difficult to ascertain. We continue to manage our exposure to this risk through our regular operating and financing activities. There have been no other significant changes in our interest rate risk and other market risks.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any material legal proceedings. On or about October 24, 2001, a class action complaint was filed in the United States District Court, Southern District of New York, naming the Company, its underwriters and three of its officers. The bulk of the complaint alleges a “laddering scheme” by the underwriters in which the initial public offering price of the Company’s common stock in April 1999 was artificially inflated. As of November 14, 2001, the complaint had not been formally served upon the Company.

Item 2. Changes in Securities and Use of Proceeds

     On January 2, 2001, we issued 27,022,059 shares of common stock with certain registration rights for an aggregate purchase price of $91,875,000 to Microsoft, Inc., CFE, Inc., (a wholly owned subsidiary of GE Capital) and Aether Systems, certain venture investors, our Chairman Christopher R. McCleary, and Chief Executive Officer Andrew A. Stern. We also issued to these shareholders warrants to purchase 9,457,721 shares of common stock for $4.08 per shares.

     The offer and sale of the securities above were made in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) thereunder. The purchasers of these securities represented that they had adequate access to information about the Company and were experienced in making such investments.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders.

Item 5. Other Information

     On October 1, 2001, R. Dean Meiszer resigned from the Board of Directors. We do not currently intend to fill the vacancy created by Mr. Meiszer’s resignation.

Item 6. Exhibits and Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, USinternetworking, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Annapolis, Maryland on November 14, 2001.

USINTERNETWORKING, INC

By:	/s/ ANDREW A. STERN

Andrew A. Stern Chief Executive Officer

By:	/s/ WILLIAM H. WASHECKA

William H. Washecka Executive Vice President and Chief Financial Officer

By:	/s/ MARK J. MCENEANEY

Mark J. McEneaney Senior Vice President and Chief Accounting Officer